Form 10QSB
period 1996-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1996-11-14
CIK 730669

U. S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                         Commission file number 811-0969


                    The First Connecticut Capital Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       Connecticut                                  06-0759497
--------------------------------------------------------------------------------
(State or other jurisdiction                       (IRS Employer
of incorporation or organization)               Identification No.)


               1000 Bridgeport Avenue, Shelton, Connecticut 06484
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (203) 944-5400
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

             1000 Lafayette Boulevard, Bridgeport, Connecticut 06484
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes [   ]  No [ X ]

Item 1.  Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEET, SEPTEMBER 30, 1996
(Dollars in thousands,except per share data)
(Unaudited)


ASSETS
Investments:
Loans - net .............................................               $   928
Foreclosed assets .......................................                     0
                                                                        -------

      Investments-net ...................................                   928

Cash and cash equivalents ...............................                   193
Restricted cash .........................................                    45
Accrued interest ........................................                    42
Servicing rights ........................................                   299
Fixed assets ............................................                    66
Other assets ............................................                   283
                                                                        -------
TOTAL ASSETS ............................................               $ 1,856
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Warehouse line of credit ................................               $    57
Accounts payable and other accrued expenses .............                   572
Deferred income taxes ...................................                    76
                                                                        -------
TOTAL LIABILITIES .......................................                   705
                                                                        -------

Commitments and contingencies (Note C)

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares ..............                   587
Paid-in surplus .........................................                 9,253
Accumulated deficit .....................................                (8,689)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY ..............................                 1,151
                                                                        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............               $ 1,856


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS  ENDED  SEPTEMBER  30,  1996 AND 1995  (Dollars  in
thousands, except per share data)
(Unaudited)                                                    Three Months       Six Months         Three Months        Six Months
                                                                  Ended              Ended              Ended              Ended
                                                              Sep.30, 1996       Sep.30, 1996       Sep. 30,1995        Sep. 30,1995
                                                              ------------       ------------       ------------        ------------
INTEREST INCOME:
Interest and fees on loans .........................          $      24           $      49            $     22           $      52
                                                                  -----               -----               -----               -----
OTHER OPERATING INCOME:
Servicing fees .....................................                 40                  81                  56                 117
Loan Orgination fees ...............................                 36                 113                  22                  63
Other fees .........................................                  3                   4                   8                  27
                                                                  -----               -----               -----               -----
    Total Other Operating Income ...................                 79                 198                  86                 207
                                                                  -----               -----               -----               -----
TOTAL INCOME .......................................                103                 247                 108                 259
                                                                  -----               -----               -----               -----
OTHER OPERATING EXPENSES:
Amortization of servicing rights ...................                  0                  37                  48                 101
Collection expenses ................................                 (8)                 (1)                  8                  14
Officers' salaries .................................                 47                  88                  47                  88
Other salaries .....................................                 37                  70                  54                 104
Directors' fees ....................................                  4                   9                   5                   9
Professional services ..............................                  6                  (1)                 18                  34
Miscellaneous taxes ................................                 12                  18                  13                  21
Employee and general insurance .....................                 17                  34                  18                  38
Rent ...............................................                 12                  22                  11                  21
Communications .....................................                  4                   8                   5                  10
Advertising and promotions .........................                  0                   3                   7                  11
Stock record and other financial expenses ..........                  1                   3                   1                   3
Empolyees' pension plan ............................                  1                   2                   4                   9
Depreciation expense ...............................                  5                  11                   7                  14
Other operating expenses ...........................                 36                  59                  53                  80
                                                                  -----               -----               -----               -----
    Total Other Operating Expenses .................                174                 362                 299                 557

NET LOSS BEFORE LOAN LOSSES ........................                (71)               (115)               (191)               (298)
                                                                  -----               -----               -----               -----

LOAN LOSSES............ ............................                  5                   5                   0                   0
                                                                  -----               -----               -----               -----

NET LOSS ...........................................              ($ 76)              ($120)              ($191)              ($298)
                                                                  =====               =====               =====               =====

LOSS PER COMMON SHARE ..............................             ($0.06)             ($0.10)             ($0.16)             ($0.25)

Weighted average number of
  common shares outstanding ........................          1,173,382           1,173,382           1,173,382           1,173,382
                                                              =========           =========           =========           =========

See notes to financial statements

THE FIRST CONNECTICUT CAPITAL
CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX  MONTHS ENDED SEPTEMBER 30, 1996 AND
1995
(Dollars in thousands)
(Unaudited)
                                         Common Stock                                          Total
                                   Number Of                   Paid-In     Accumulated      Stockholders'
                                     Shares       Amount       Surplus        Deficit          Equity
                                     ------       ------       -------        -------          ------
BALANCE, MARCH 31,1995             1,173,382       $587        $9,253        ($7,965)          $1,875

Net Loss                                                                        (298)            (298)
                                  ------------   ---------    ----------   -------------    -------------
BALANCE, SEPTEMBER 30,1995         1,173,382       $587        $9,253        ($8,263)          $1,577
                                  ============   =========    ==========   =============    =============


BALANCE, MARCH 31,1996             1,173,382       $587        $9,253        ($8,569)          $1,271

Net Loss                                                                        (120)           (120)
                                  ------------   ---------    ----------   -------------    -------------
BALANCE, SEPTEMBER 30,1996         1,173,382       $587        $9,253        ($8,689)          $1,151
                                  ============   =========    ==========   =============    =============


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Dollars in thousands)
(Unaudited)
                                                                               Six Months           Six Months
                                                                                  Ended                Ended
                                                                               Sep 30, 1996        Sep 30, 1995
                                                                               ------------        ------------
OPERATING ACTIVITIES
   Net loss ...........................................................            ($120)            ($298)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Investment Losses ..............................................                5              --
       Depreciation ...................................................               12                14
       Amortization of servicing rights ...............................               38               101
       (Increase) decrease in accrued interest receivable .............               (6)                1
       (Increase) decrease in other assets ............................              (24)               35
       Increase (decrease) in accounts payable / other accrued expenses               13              (149)
       Decrease in deferred income taxes ..............................                0                 0

            Net cash used in operating activities .....................              (82)             (296)

INVESTING ACTIVITIES
   Principal collected on investments .................................                8                16
   Investments originated .............................................             (682)             (673)
   Proceeds from sale of loans ........................................              688               686
   Net additions to fixed assets ......................................                0                 0

            Net cash  (used in) provided by investing activities ......               14                29

FINANCING ACTIVITIES
   (Decrease) in warehouse line of credit .............................             (169)                0

DECREASE IN CASH AND CASH EQUIVALENTS .................................             (237)             (267)

CASH AND CASH EQUIVALENTS, BEGINNING ..................................              430               415

CASH AND CASH EQUIVALENTS, ENDING .....................................            $ 193             $ 148


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly The First Connecticut Small Business Investment Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Corporation's annual report filed on Form 10-KSB for the year ended March 31, 1996.

NOTE B - COMMITMENTS AND CONTINGENCIES

         During the year ended March 31, 1995, the Corporation foreclosed on a real estate property with potential environmental contamination. No lawsuit or other action is currently pending or expected with regard to this site and in the opinion of management, this matter will not have a material adverse effect on the financial position or results of operations of the Corporation.

         The Corporation is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Corporation's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or results of operations.

THE FIRST CONNECTICUT CAPITAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Corporation had a net loss for the six months ended September 30, 1996 of $120,000 compared to a net loss of $298,000 for the comparable period of the prior year.

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker. It is in the process of applying for a similar license in the State of New York.

Interest Income and Fees on Loans

         Interest income decreased $3,000 for the six months ended September 30, 1996 as compared with the comparable period of the prior year.

Other Operating Expense

         Other operating expenses declined $195,000 during the six months ended September 30, 1996 as compared to the comparable period of the prior year due primarily to decreases in professional fees, clerical salaries, amortization of servicing rights and an overall reduction in all operating expenses.

Plan of Operation

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential properties and other real estate.

         It is anticipated that the Corporation will continue to increase its level of activities in these areas creating servicing fees and interest income. It is too early to evaluate the results as the Corporation is in a period of strong competition and the real estate market remains in a state of flux.

LIQUIDITY AND FINANCIAL CONDITION

         The Corporation has approximately $193,000 of unrestricted cash and cash equivalents and approximately $1.151 million of Stockholders' Equity at September 30, 1996.

         The Corporation currently anticipates that during the year ending March 31, 1997, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Although the Corporation anticipates increased activities in originating mortgage loans, the difficulties experienced within the relevant economic markets still exist and there are no assurances that increased activity will occur. Consequently, as a means to provide further cash flow, the Corporation has the positive intent to liquidate certain assets in its portfolio and believes that a market exists for those assets. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations.

         The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support the growth of the Corporation.

         The Corporation believes that the cash on hand and internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 1997. The Corporation took certain steps during the year ended March 31, 1996 and continues to decrease its cash flow requirements. These steps included a management salary reduction and a restatement and amendment to the pension plan. Management also believes additional steps can be taken if necessary.


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K


NONE

THE FIRST CONNECTICUT CAPITAL CORPORATION


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                           THE FIRST CONNECTICUT CAPITAL
                                           CORPORATION
                                                     (Registrant)



Date:  November ____, 1996                 By:/s/David Engelson
                                              -----------------
                                                 David Engelson
                                                 President and Chief Financial
                                                 Officer