Form 10QSB
period 1996-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1997-02-12
CIK 730669

U. S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

BALANCE SHEET, DECEMBER 31, 1996
(Dollars in thousands,except per share data)
(Unaudited)


ASSETS
Investments:
Loans - net ...................................................         $ 1,157
Foreclosed assets .............................................               0
                                                                        -------

      Investments-net .........................................           1,157

Cash and cash equivalents .....................................             150
Restricted cash ...............................................              45
Accrued interest ..............................................              47
Servicing rights ..............................................             264
Fixed assets ..................................................              61
Other assets ..................................................             286
                                                                        -------

TOTAL ASSETS ..................................................         $ 2,010
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Warehouse line of credit ......................................         $   371
Accounts payable and other accrued expenses ...................             480
Deferred income taxes .........................................              76
                                                                        -------

TOTAL LIABILITIES .............................................             927
                                                                        -------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares ....................             587
Paid-in surplus ...............................................           9,253
Accumulated deficit ...........................................          (8,757)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY ....................................           1,083
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................         $ 2,010
                                                                        =======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(Dollars in thousands, except per share data)
(Unaudited)
                                              Three Months      Nine Months     Three Months     Nine Months
                                                 Ended            Ended             Ended          Ended
                                             Dec. 31, 1996     Dec. 31, 1996    Dec. 31, 1995   Dec. 31, 1995
                                             -------------     -------------    -------------    -------------
INTEREST INCOME:
Interest and fees on loans                           $27              $76             $14             $66
                                               ---------        ---------       ---------       ---------

OTHER OPERATING INCOME:
Servicing fees                                        42              123              47             164
Loan Orgination fees                                  52              165              16              79
Other fees                                             6               10               4              31
                                               ---------        ---------       ---------       ---------
    Total Other Operating Income                     100              298              67             274
                                               ---------        ---------       ---------       ---------

TOTAL INCOME                                         127              374              81             340
                                               ---------        ---------       ---------       ---------

OTHER OPERATING EXPENSES:
Amortization of servicing rights                      36               73              72             173
Collection expenses                                    3                2               0              14
Officers' salaries                                    42              130              45             133
Other salaries                                        30              100              35             139
Directors' fees                                        5               14               4              13
Professional services                                  5                4               9              43
Miscellaneous taxes                                    5               23               8              29
Employee and general insurance                        17               51              13              51
Rent                                                   3               25              10              31
Communications                                         4               12               2              12
Advertising and promotions                             1                4               3              14
Stock record and other financial expenses              1                4               2               5
Employees' pension plan                                2                4               5              14
Depreciation expense                                   6               17              14              21
Other operating expenses                              35               94              33             113
                                               ---------        ---------       ---------       ---------
    Total Other Operating Expenses                   195              557             255             805

LOSS BEFORE LOAN LOSSES                             (68)             (183)          (174)            (465)
                                               ---------        ---------      ---------        ---------

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(Dollars in thousands, except per share data)
(Unaudited)
(continued)
                                              Three Months      Nine Months     Three Months     Nine Months
                                                 Ended            Ended             Ended          Ended
                                             Dec. 31, 1996     Dec. 31, 1996    Dec. 31, 1995   Dec. 31, 1995
                                             -------------     -------------    -------------    -------------
Loan losses                                            0                5              0                0
                                               ---------        ---------      ---------        ---------

NET LOSS                                           ($68)            ($188)         ($174)           ($465)
                                               =========        =========      =========        =========

LOSS PER COMMON SHARE                            ($0.06)           ($0.16)        ($0.15)      ($0.40)

Weighted average number of
  common shares outstanding                    1,173,382        1,173,382      1,173,382    1,173,382
                                               =========        =========      =========    =========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(Dollars in thousands)
(Unaudited)
                                         Common Stock                                          Total
                                    Number Of                   Paid-In      Accumulated    Stockholders'
                                     Shares       Amount        Surplus       Deficit          Equity
                                     ------       ------        -------       -------          ------

BALANCE, MARCH 31,1995             1,173,382       $587        $9,253        ($7,965)          $1,875


Net Loss                                                                        (465)            (465)
                                   ---------       -----       ------        -------           ------

BALANCE, DECEMBER 31,1995          1,173,382       $587        $9,253        ($8,430)          $1,410
                                   =========       ====        ======        =======           ======



BALANCE, MARCH 31,1996             1,173,382       $587        $9,253        ($8,569)          $1,271

Net Loss                                                                        (188)           (188)

                                   ---------       ----        ------        -------           ------
BALANCE, DECEMBER 31,1996          1,173,382       $587        $9,253        ($8,757)          $1,083
                                   =========       ====        ======        =======           ======


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
(Dollars in thousands)
(Unaudited)
                                                                        Nine Months        Nine Months
                                                                           Ended             Ended
                                                                       Dec 31, 1996       Dec 31, 1995
                                                                       ------------       ------------
OPERATING ACTIVITIES
   Net loss ....................................................          ($  188)          ($  465)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Investment losses .......................................                5              --
       Depreciation ............................................               17                21
       Amortization of servicing rights ........................               73               173
       (Increase) decrease in accrued interest receivable ......              (12)                1
       (Increase) decrease in other assets .....................              (25)               58
       Decrease in accounts payable / other accrued expenses ...              (79)             (176)
                                                                          -------           -------

            Net cash used in operating activities ..............             (209)             (388)
                                                                          -------           -------

INVESTING ACTIVITIES
   Principal collected on investments ..........................               12                18
   Investments originated ......................................           (1,857)           (1,064)
   Proceeds from sale of loans .................................            1,629             1,115
                                                                          -------           -------

            Net cash  (used in) provided by investing activities             (216)               69
                                                                          -------           -------

FINANCING ACTIVITIES
   Increase in warehouse line of credit ........................              145                 0
                                                                          -------           -------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................             (280)             (319)

CASH AND CASH EQUIVALENTS, BEGINNING ...........................              430               415
                                                                          -------           -------

CASH AND CASH EQUIVALENTS, ENDING ..............................          $   150           $    96
                                                                          =======           =======

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

THE FIRST CONNECTICUT CAPITAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Corporation had a net loss for the nine months ended December 31, 1996 of $188,000 compared to a net loss of $465,000 for the comparable period of the prior year.

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker. It is in the process of applying for a similar license in the State of New York.

Interest Income and Other Operating Income

         Interest income increased $10,000 for the nine months ended December 31, 1996 as compared with the comparable period of the prior year. Total other operating income increased by $24,000 from the prior year due to the increase in loan originations.

Other Operating Expense

         Other operating expenses declined $248,000 during the nine months ended December 31, 1996 as compared to the comparable period of the prior year due primarily to decreases in professional fees, clerical salaries, amortization of servicing rights and an overall reduction in all operating expenses.

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

LIQUIDITY AND FINANCIAL CONDITION

         The Corporation has approximately $150,000 of unrestricted cash and cash equivalents and approximately $1.083 million of Stockholders' Equity at December 31, 1996.

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


                                   THE FIRST CONNECTICUT CAPITAL CORPORATION
                                                     (Registrant)



Date:   February 12, 1997                      By: /s/David Engelson
                                                   -----------------
                                                   David Engelson
                                                   President and Chief Financial
                                                   Officer