Form 10KSB
period 1997-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1997-06-30
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year ended March 31, 1997.

                        Commission File number: 811-0969

                    The First Connecticut Capital Corporation
             (Exact name of Registrant as Specified in its Charter)

      Connecticut                                            06-0759497
(State of Incorporation)                                 (IRS Employer
                                                         Identification No.)

1000 Bridgeport Avenue, Shelton, Connecticut                   06484
  (Address of principal executive offices)                    Zip Code

                  Registrant's telephone number (203) 944-5400

      Securities registered under Section 12(b) of the Exchange Act: NONE

                 Name of each exchange on which registered: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                             Title of Class: COMMON

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year:  $791,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 12, 1997 based on the closing sales price of such stock on such date was approximately $408,000.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [   No [ ]

The number of shares outstanding of the registrant's common stock as of May 12, 1997 was 1,173,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The following documents are hereby incorporated by reference into the following Parts of this Form 10-KSB: (1) financial statements and Independent Auditors' Report for the fiscal years ended March 31, 1997 and 1996 is incorporated by reference into Part II Item 7.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         The First Connecticut Capital Corporation (the "Corporation") is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans held prior to sale and gains from the sale of loans and mortgage servicing rights. Mortgage loans which are originated or purchased by the Corporation may be resold.

         The Corporation also engages in mortgage servicing, of its own Portfolio Loan Program, which includes the processing and administration of mortgage loan payments, remitting principal and interest to purchasers. The Corporation also monitors delinquencies, collects late fees, manages foreclosures, processes prepayments and loan assumption fees, provides purchasers with required reports, and answers borrowers' inquiries. Although the Corporation plans, from time to time, to sell a portion of its mortgage servicing rights, it intends to build the size of its mortgage servicing portfolio by retaining the servicing rights from a large share of its mortgage loan originations. As of May 1, 1997, the Corporation services a portfolio of approximately $10,960,000 consisting mostly of mortgage loans which were sold by the Corporation to GF Mortgage Corporation, a subsidiary of Gruntal Financial Corporation, a subsidiary of The Home Insurance Corporation, on December 15, 1993 as described below. In addition the Company also services its Portfolio Loan Program, which is $3,700,000, representing an increase of 79% from the prior period. On April 19, 1996, GF Mortgage Corporation was sold to Walsh Acquisition Company also known as Walsh Securities.

History

         The Corporation (formerly The First Connecticut Small Business Investment Company) was incorporated on May 6, 1960 as a federally licensed small business investment company under the Small Business Investment Act of 1958 and was registered as an investment company under the Investment Company Act of 1940. The Corporation's business consisted of providing long-term loans to finance the growth, expansion and development of small business concerns.

         On August 15, 1990, the Corporation filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. On October 18, 1991, the Corporation filed a plan of reorganization (the "Plan") with the United States Bankruptcy Court. The Plan was confirmed as of January 9, 1992. Under the Plan, the Corporation was required to surrender its license to operate as a small business investment company.

         On December 28, 1994 the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

         On June 29, 1993, the Corporation's application for deregistration under the Investment Company Act of 1940 was approved by the Securities and Exchange Commission.

         On December 15, 1993, the Corporation sold substantially all of its outstanding investment portfolio to GF Mortgage Corporation for an amount sufficient to settle substantially all of the Company's liabilities under the Plan. As part of this transaction, restrictions under the Plan regarding the Corporation's lending activities were waived.

         The  Corporation  was  granted  a license  by the State of  Connecticut
Department of Banking to engage in business as a First Mortgage Loan-Lender-Broker on April 8, 1994. The Corporation is also licensed by the state of Connecticut as a Second Mortgage Lender/Broker.

         The Corporation was granted a license by the State of Massachusetts, Department of Banking, to engage in business as a Mortgage Lender.

Seasonality

         The Corporation's business and the mortgage banking industry as a whole is generally subject to seasonal trends which reflect a pattern of home sales and resales. Loan originations typically peak during the spring and summer seasons and decline from mid-November through January. Prior to January 1996 the Corporation focused its efforts on refinances of mortgages on residential properties which was generally the case throughout the industry. Since January 1996, the Corporation has expanded its portfolio Loan Program to include short-term mortgages for construction, remodeling and additions. These loans are predominately secured by first mortgage liens on residential properties and are sold to qualified investors with fees retained for servicing.

Competition

         The Corporation competes with other mortgage bankers, mortgage brokers, state and national banks, thrift institutions and insurance companies for loan originations and purchases. Many of its competitors have substantially greater financial resources than the Corporation. The Corporation competes for loan originations, in part, based on price, through print and electronic media advertising campaigns, by telemarketing to potential borrowers, and by maintaining close relationships with mortgage brokers, real estate brokers and builder-developers.

Regulation

         The Corporation is not presently an approved seller/servicer for the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"), nor is the Corporation an approved issuer and servicer under GNMA, FNMA or FHLMC mortgage-backed securities programs. The Corporation is not qualified to originate mortgage loans insured by the Federal Housing Administration (the "FHA") or partially guaranteed by the Veterans Administration (the "VA"). The Corporation does not presently intend to apply for such approvals or qualifications. Accordingly, the Corporation is not currently subject to the rules and regulations of these agencies with respect to originating, processing, selling and servicing mortgage loans, but may become subject to such rules and regulations should the Corporation become an approved issuer, seller or servicer for any of these agencies. Such rules and regulations would, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals and require credit reports on prospective borrowers, and with respect to VA loans, fix maximum interest rates.

         The Corporation's mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, the sale of mortgage loans by the Corporation to purchasers may be subject to applicable federal and state securities laws.

         There are various state laws affecting the Corporation's mortgage banking operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. The Corporation is in possession of all required licenses in those states in which it does business that require such licenses, except where the absence of such licenses are not material to the business and operations as a whole. States have the right to conduct financial and regulatory audits of the loans under their jurisdiction.

Personnel

         As of May 1, 1997, the Corporation had 5 full-time employees, all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. The Corporation believes that its relations with its employees are good.

Investment Policies

         (i) Investments in real estate - The Corporation does not invest in real estate or interests in real estate but may acquire real estate by foreclosure of mortgage loans owned by the Corporation or by deed in lieu of foreclosure. Primarily such properties would consist of 1-4 family dwellings or undeveloped acreage. The Corporation does not intend to own or operate properties for an extended period of time but rather its policy is to sell such properties at fair market value as soon as possible.

         (ii) Investments in real estate mortgages - The Corporation intends to originate first or second real estate mortgages and sell certain of these mortgages immediately to interested purchasers, retaining the application fees and servicing rights. Maturities of mortgages not sold will range from one to five years.

         (iii) The Corporation currently does not intend to invest in the securities of, or interests in, persons or entities which are primarily engaged in real estate activities.

ITEM 2.  DESCRIPTION OF PROPERTY

         During the current year the Corporation has relocated to 1000 Bridgeport Avenue, Shelton, Connecticut. The office contains 1,772 square feet of space which the Corporation currently leases from an unaffiliated party pursuant to a 5 year lease expiring December 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Corporation's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Corporation's common stock is traded over the counter, and the high
(bid) and low (asked) prices of the Corporation's stock are quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

         Following are the high and low bid prices for the Corporation's common stock during the fiscal years ended March 31, 1997 and 1996 according to the "pink sheets" published by the National Quotation Bureau, Inc.

                                                High                        Low
                                                ----                        ---
         1996
         First Quarter                        $1.1250                    $1.6250
         Second Quarter                         .6875                      .2500
         Third Quarter                          .5000                      .2500
         Fourth Quarter                         .5000                      .3750

         1997
         First Quarter                       $  .5625                    $ .5000
         Second Quarter                         .5625                      .4375
         Third Quarter                          .4375                      .3125
         Fourth Quarter                         .3125                      .2500

         The approximate number of stockholders of record on May 12, 1997 was 1,338 and the Corporation estimates that it has approximately 1,400 shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately 20 cents. The Corporation has not paid any dividends on its Common Stock since April 27, 1990. The Corporation currently intends to retain earnings, when achieved, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         The Corporation had a net loss of $230,000 for the year ended March 31, 1997 compared to a net loss of $604,000 for the year ended March 31, 1996. The decrease of $379,000 is primarily due to an increase in loan origination fees and a non-recurring management fee of $150,000. Included in the loss for this period was a non-recurring recovery of $24,000 representing a legal settlement, and non-recurring collection expenses of $150,000 representing taxes on sold loans. After considering this one time charge, collection expense decreased from 1996.

         Total interest income for 1997 was $103,000 as compared to total interest income for 1996 of $129,000 a decrease of $26,000 or 20%. This decrease was a result of loan payoffs and a decrease in unaccrued interest collected on non-performing loans.

         Other operating expenses for 1997 was $814,000 as compared to $1,025,000 in 1996, a decrease of 211,000 or 26%. This decrease was primarily due to the decrease in other salaries, professional services, and amortization of servicing rights, representing a decrease in staff and legal costs. During 1997, the Corporation has continued to reduce overall operating expenses.

         The amortization of servicing rights has decreased $198,000 or 92% from $215,000 in 1996 to $17,000 in 1997 primarily as a result of fewer payoff and disposals in the portfolio. Professional services decreased $42,000 or 72% from $58,000 in 1996 to $16,000 in 1997 primarily as a result of a decrease in legal costs.

Plan of Operation

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

Liquidity and Capital Resources

         At March 31, 1997 and 1996, the Corporation had cash and cash equivalents of $211,000 and $430,000, respectively.

         The Corporation currently anticipates that during the year ending March 31, 1998, its principal financing needs will consist of funding its mortgage loans held for sale (see Note 8 of Financial Statements), the ongoing net cost of mortgage loan originations and cash flow used in operations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. Although the Corporation anticipates increased activities in originating mortgage loans, the difficulties experienced within the relevant economic markets still exist and there are no assurances that increased activity will occur. Consequently, as a means to provide further cash flow, the Corporation has expressed a willingness to liquidate certain current assets in its portfolio and believes that a market exists for those assets.

         The Corporation continues to investigate and pursue alternative and supplementary methods to financing its operations and to support the growth of the Corporation.

         The Corporation believes that cash on hand and internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 1998. The Corporation took certain steps during the year ended March 31, 1996 to decrease its cash flow requirements for the years ended March 31, 1997 and 1996. Those steps included a management salary reduction and a restatement and termination of the pension plan. Management also believes additional steps can be taken if necessary.

         The Corporation did not have any material capital commitments at March 31, 1997.

Inflation

         Inflation will affect the Corporation most significantly in the area of loan originations. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Accounting Pronouncements

         New  Accounting  Pronouncements  -  In  February  1997,  the  Financial
Accounting Standards Board issues Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which establishes new standards for the computation and disclosure of earning per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding any dilutive common shares equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contract to issue common stock were exercised or converted. This statement will be effective for issuance of the Corporation's March 31, 1998 10-KSB. The Corporation does not expect this statement to have an impact on reported net loss per share when adopted.

New Offering

         The Corporation has formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership as to which the Corporation is the General Partner. The intent of this new entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners will be limited to investors who qualify as "Accredited Investors" as defined in Regulation D, promulgated under the Securities Act of 1933. This program would generate income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be made by the Limited Partnership from the funds invested by the limited partner. A copy of the offering memo is available upon request.

ITEM 7.  FINANCIAL STATEMENTS

         The following report and financial statements of the Corporation are contained.

         Independent Auditors' Report - Page 1

         Balance Sheets as of March 31, 1997 and 1996 - Page 2

         Statements of Operations for the years ended March 31, 1997 and 1996 - Page 3

         Statements of Changes in Stockholders' Equity for the years ended March 31, 1997 and 1996 - Page 4

         Statements of Cash Flows for the years ended March 31, 1997 and 1996 - Page 5

         Notes to Financial Statements - Page 6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         The Corporation has not changed accountants in the twenty-four month period prior to March 31, 1997. No disagreements on accounting or financial disclosure practices occurred during the fiscal year ended March 31, 1997.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Registrant

         The directors and executive officers of the Corporation as of May 1, 1997 are as follows:

Names                      Age                Present Position
-----                      ---                ----------------
James M. Breiner           79                 Chairman of the Board of Directors
                                              and Treasurer

David Engelson             76                 President and Director

Louis I. Cohen             76                 Director

Edward Ardolino            76                 Director


Mario D'Addario            77                 Director

Edward M. Freda            73                 Director

Lawrence R. Yurdin         57                 Vice President and Director

Priscilla E. Ottowell      50                 Secretary and Controller

         James M. Breiner, Director of the Corporation since 1960. Chairman of the Board and Treasurer of the Corporation; Director of State Street Mortgage Company.

         David Engelson, Director of the Corporation since 1960. President of the Corporation; Director of State Street Mortgage Company.

         Louis I. Cohen, Director of the Corporation since 1968. Director of State Street Mortgage Company.

         Edward Ardolino, Director of the Corporation since 1960. President and CEO of Aerospace Coating Systems, Inc.

         Mario D'Addario, Director of the Corporation since 1976. President of Mario D'Addario Buick, Inc.

         Edward M. Freda, Director of the Corporation since 1979. Retired Executive Vice President of People's Bank, Bridgeport, Connecticut.

         Lawrence  R.   Yurdin,   Director  of  the   Corporation   since  1986.
Vice-President of the Corporation; employed by the Corporation in various capacities since 1970; Director of State Street Mortgage Company.

         Priscilla E. Ottowell, elected Secretary of the Corporation on April 12, 1995. Employed by the Corporation as Controller since 1985.

         Each of the directors holds office for a term of one year, and until a successor has been chosen and qualified. Directors, except Messrs. J. Breiner,
D. Engelson and L. Yurdin, receive an annual fee of $3,600 for serving on the Board.

         Mr. Lawrence R. Yurdin is the son-in-law of Mr. David Engelson, President and a Director of the Corporation.

         Mr. Steven Breiner, formerly a Director and Vice-President of the Corporation, resigned all offices and terminated his employment as of February 28, 1997.

ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain information regarding the annual and long-term compensation of Lawrence R. Yurdin, who performs the function of Chief Executive Officer, for the last three fiscal years. No officers of the Corporation received salary and bonus in excess of $100,000.

                                                SUMMARY COMPENSATION TABLE

                                       Annual Compensation                           Long Term Compensation
                           --------------------------------------------    ---------------------------------------------
                                                                                          Awards     Payouts
                                                                                          ------     -------
                                                                Other
                                                                Annual     Restricted    All Other
   Name and                                                     Compen-      Stock       Options/      LTIP      Compen-
   Principal                 Year           Salary    Bonus     sation       Awards        SARs      Payouts     sation
   Position                  Ended            ($)      ($)        ($)         ($)          (#)         ($)         ($)
   --------                  -----            ---      ---        ---         ---          ---         ---         ---
Lawrence R. Yurdin          03/31/97        $54,997      0         0         None           0          None         0
 Vice-President and         03/31/96        $50,957      0         0         None           0          None         0
 Director                   03/31/95        $78,343      0         0         None           0          None         0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following tables list the beneficial owners of more than five percent of the Corporation's Common Stock and the shares beneficially owned by all directors and executive officers of the Corporation as of March 31, 1997 :

Name and Address of                         Amount and Nature of
Beneficial Owner                                Beneficial Owner               Percent
----------------                                ----------------               -------
Robert E. Humphreys                                 114,900                     9.792
64 Alcott Street
Acton, MA  01720



Security Ownership of Management

Name of                                     Amount and Nature of
Beneficial Owner                                Beneficial Owner               Percent
----------------                                ----------------               -------
James M. Breiner                                      2,572(i)                   .220
David Engelson                                       43,605                     3.716
Louis I. Cohen                                        8,351                      .712
Edward Ardolino                                       3,741                      .319
Mario D'Addario                                       3,860                      .329
Edward M. Freda                                         131                        -
Lawrence R. Yurdin                                   20,000                     1.704
Priscilla E. Ottowell                                 2,681                      .228

All directors and executive officers
 as a group (nine persons)                           84,941                     8.320

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          TRANSACTIONS WITH MANAGEMENT


         Five (5) directors and officers of the Corporation are also directors and officers of State Street Mortgage Company, which makes first and second mortgage loans to commercial and residential borrowers. State Street Mortgage Company is in the process of liquidation and does not compete with the Corporation.


(i) Includes 2,272 shares owned by the Estate of William Breiner, of which Mr. Breiner is the administrator. Mr. Breiner has sole voting and investment power with respect to these shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (10.2) Asset Management and Loan Servicing Agreement with GF Mortgage Corp. now known as Walsh Securities (incorporated by reference to Exhibit 7(c)(l) to the Current Report on Form 8-K filed by the Corporation with the Securities and Exchange Commission on December 29, 1993).

                  (99)     Independent Auditors' Report and Financial Statements

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE FIRST CONNECTICUT CAPITAL
                                            CORPORATION


Date: June 30, 1997                         By: /s/David Engelson
                                                -----------------
                                                David Engelson
                                                President


Date: June 30, 1997                         By: /s/Priscilla E. Ottowell
                                                ------------------------
                                                Priscilla E. Ottowell
                                                Secretary and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 30, 1997                             /s/James M. Breiner
                                                -------------------
                                                James M. Breiner
                                                Chairman and Treasurer

Date: June 30, 1997                             /s/David Engelson
                                                -----------------
                                                David Engelson
                                                President and Director


Date: June 30, 1997                             /s/Louis I. Cohen
                                                -----------------
                                                Louis I. Cohen
                                                Director

Date: June 30, 1997                             /s/Edward Ardolino
                                                ------------------
                                                Edward Ardolino
                                                Director

Date: June 30, 1997                             /s/Mario D'Addario
                                                ------------------
                                                Mario D'Addario
                                                Director

Date: June 30, 1997                             /s/Edward M. Freda
                                                ------------------
                                                Edward M. Freda
                                                Director

Date: June 30, 1997                             /s/Lawrence R. Yurdin
                                                ---------------------
                                                Lawrence R. Yurdin
                                                Vice-President and Director

Date: June 30, 1997                             /s/Priscilla E. Ottowell
                                                ------------------------
                                                Priscilla E. Ottowell
                                                Secretary and Controller