Form 10QSB
period 1997-06-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1997-08-04
CIK 730669

U. S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the  quarterly  period  ended June 30, 1997

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from  _____________  to  ______________

                         Commission file number 811-0969


                   The First Connecticut Capital Corporation
--------------------------------------------------------------------------------
                    (Exact name of small business issuer as)
                           (specified in its charter)

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

                                 (203) 944-5400
                           (Issuer's telephone number)

             1000 Lafayette Boulevard, Bridgeport, Connecticut 06604
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes [   ] No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes [   ] No  [ X ]

Item 1.  Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEET, JUNE 30, 1997
(Dollars in thousands,except per share data)
(Unaudited)

ASSETS
Investments:
Loans - net ..................................................          $   474
                                                                        -------

      Investments-net ........................................              474
                                                                        -------

Cash and cash equivalents ....................................              154
Restricted cash ..............................................               45
Loans held for sale ..........................................              100
Accrued interest .............................................               46
Servicing rights .............................................              347
Fixed assets .................................................               44
Other assets .................................................              246
                                                                        -------

TOTAL ASSETS .................................................          $ 1,456
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Warehouse line of credit .....................................                9
Accounts payable and other accrued expenses ..................              410
                                                                        -------

TOTAL LIABILITIES ............................................              419
                                                                        -------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares ...................              587
Paid-in surplus ..............................................            9,253
Accumulated deficit ..........................................           (8,803)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY ...................................            1,037
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................          $ 1,456
                                                                        =======


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(Dollars in thousands,  except per share data)
(Unaudited)
                                                       Three Months  Three Months
                                                          Ended         Ended
                                                      June 30, 1997  June 30, 1996
                                                        ---------     ----------
INTEREST INCOME:
Interest and fees on loans ........................    $       25    $       25
                                                       ----------    ----------
OTHER OPERATING INCOME:
Servicing fees ....................................            42            41
Loan Orgination fees ..............................            31            77
Other fees ........................................             2             1
                                                       ----------    ----------

    Total Other Operating Income ..................            75           119
                                                       ----------    ----------

TOTAL INCOME ......................................           100           144
                                                       ----------    ----------

OTHER OPERATING EXPENSES:
Amortization of servicing rights ..................             0            37
Collection expenses ...............................             0             7
Officers' salaries ................................            31            41
Other salaries ....................................            10            33
Directors' fees ...................................             5             5
Professional services .............................            13            (7)
Miscellaneous taxes ...............................             5             6
Employee and general insurance ....................            11            17
Rent ..............................................             7            10
Communications ....................................             3             4
Advertising and promotions ........................             2             3
Stock record and other financial expenses .........             1             2
Employees' pension plan ...........................             1             1
Depreciation expense ..............................             4             6
Other operating expenses ..........................            16            24
                                                       ----------    ----------

    Total Other Operating Expenses ................           109           189
                                                       ----------    ----------

NET LOSS ..........................................    $       (9)   $      (45)
                                                       ==========    ==========

LOSS PER COMMON SHARE .............................        ($0.01)       ($0.04)
                                                       ==========    ==========
Weighted average number of
  common shares outstanding .......................     1,173,382     1,173,382
                                                       =========     ==========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(Dollars in thousands)
(Unaudited)
                                         Common Stock
                                   ---------------------                                       Total
                                   Number Of                  Paid-In       Accumulated     Stockholders'
                                     Shares       Amount      Surplus         Deficit          Equity
                                   ---------       ----        ------        --------          ------

BALANCE, MARCH 31,1996             1,173,382       $587        $9,253        ($8,569)          $1,271

Net Loss                                                                         (45)            (45)
                                   ---------       ----        ------        --------          ------
BALANCE, JUNE 30,1996              1,173,382       $587        $9,253        ($8,614)          $1,226
                                   =========       ====        ======        ========          ======


BALANCE, MARCH 31,1997             1,173,382       $587        $9,253        ($8,794)          $1,046

Net Loss                                                                          (9)            (9)
                                   ---------       ----        ------        --------          ------
BALANCE, JUNE 30, 1997             1,173,382       $587        $9,253        ($8,803)          $1,037
                                   =========       ====        ======        ========          ======


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
(Dollars in thousands)
(Unaudited)
                                                                          Three Months     Three Months
                                                                         Ended June 30,   Ended June 30,
                                                                              1997             1996
                                                                            -------          -------
OPERATING ACTIVITIES
   Net loss .......................................................         ($    9)         ($   45)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation ...............................................               4                6
       Amortization of servicing rights ...........................              (0)              37
       Orgination of loans held for sale ..........................          (1,271)            (220)
       Proceeds from sale of loans held for sale ..................           1,551              220
       Increase in accrued interest receivable ....................              (5)              (8)
       Decrease (Increase) in other assets ........................               3              (47)
       Decrease in accounts payable / other accrued expenses ......             (28)             (54)
                                                                            -------          -------

            Net cash provided by (used in) operating activities ...             244             (111)
                                                                            -------          -------

INVESTING ACTIVITIES
   Principal collected on investments .............................               7                6
                                                                            -------          -------

            Net cash  (used in) provided by investing activities ..               7                6
                                                                            -------          -------

FINANCING ACTIVITIES
   Decrease in warehouse line of credit ...........................            (308)            (226)
                                                                            -------          -------

DECREASE IN CASH AND CASH EQUIVALENTS .............................             (57)            (105)

CASH AND CASH EQUIVALENTS, BEGINNING ..............................             211              415

                                                                            -------         --------

CASH AND CASH EQUIVALENTS, ENDING .................................         $   154         $     96
                                                                            =======         ========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly The First Connecticut Small Business Investment Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Corporation's annual report filed on Form 10-KSB for the year ended March 31, 1997.

NOTE B - COMMITMENTS AND CONTINGENCIES

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


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


         The Corporation had a net loss for the three months ended June 30, 1997 of $9,000 compared to a net loss of $45,000 for the comparable period of the prior year.

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker.

Interest Income and Other Operating Income

         Loan origination fees decreased $46,000 for the three months ended June 30, 1997 as compared with the comparable period of the prior year. This decrease was due to the reduction of mortgage loans originated and sold in the secondary market. Total other operating income decreased by $44,000 from the prior year due to the decrease in loan originations.

Other Operating Expense

         Other operating expenses declined $80,000 during the three months ended June 30, 1997 as compared to the comparable period of the prior year due primarily to decreases in officers and clerical salaries, amortization of servicing rights and an overall reduction in all operating expenses.

THE FIRST CONNECTICUT CAPITAL CORPORATION

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


LIQUIDITY AND FINANCIAL CONDITION

         The Corporation has approximately $154,000 of unrestricted cash and cash equivalents and approximately $1.037 million of Stockholders' Equity at June 30, 1997.

         The Corporation currently anticipates that during the year ending March 31, 1998, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Although the Corporation anticipates increased activities in originating mortgage loans, the difficulties experienced within the relevant economic markets still exist and there are no assurances that increased activity will occur. Consequently, as a means to provide further cash flow, the Corporation has expressed a willingness to liquidate certain assets in its portfolio and believes that a market exists for those assets. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations.

         The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support the growth of the Corporation.

         The Corporation believes that the cash on hand and internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 1998. The Corporation took certain steps during the year ended March 31, 1997 and continues to decrease its cash flow requirements. These steps included a management salary reduction and a restatement and termination of the pension plan. Management also believes additional steps can be taken if necessary.

THE FIRST CONNECTICUT CAPITAL CORPORATION

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

                                                   THE FIRST CONNECTICUT CAPITAL
                                                   CORPORATION
                                                            (Registrant)


Date:   August  4, 1997                     By:    /s/David Engelson
                                                   -----------------
                                                   David Engelson
                                                   President and Chief Financial
                                                   Officer