Form 10QSB
period 1997-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1997-10-27
CIK 730669

U. S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the  quarterly  period  ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes [   ] No  [ X ]

Item 1.  Financial Statements

                   THE FIRST CONNECTICUT CAPITAL CORPORATION

                       BALANCE SHEET, SEPTEMBER 30, 1997
                  (Dollars in thousands,except per share data)
                                  (Unaudited)


ASSETS
Investments:
Loans - net ..................................................          $   463
                                                                        -------

      Investments-net ........................................              463
                                                                        -------

Cash and cash equivalents ....................................              364
Restricted cash ..............................................               45
Loans held for sale ..........................................              116
Accrued interest .............................................               37
Servicing rights .............................................              337
Fixed assets .................................................               40
Other assets .................................................              246
                                                                        -------

TOTAL ASSETS .................................................          $ 1,648
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Warehouse line of credit .....................................                9
Accounts payable and other accrued expenses ..................              578
                                                                        -------

TOTAL LIABILITIES ............................................              587
                                                                        -------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares ...................              587
Paid-in surplus ..............................................            9,253
Accumulated deficit ..........................................           (8,779)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY ...................................            1,061
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................          $ 1,648
                                                                        =======

See notes to financial statements.

                                      THE FIRST CONNECTICUT CAPITAL CORPORATION

                                              STATEMENTS OF OPERATIONS
                                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (Dollars in thousands, except per share data)
                                                     (Unaudited)

                                                   Three Months       Six Months      Three Months      Six Months
                                                      Ended             Ended            Ended            Ended
                                                   Sep. 30, 1997     Sep. 30, 1997    Sep. 30, 1996    Sep. 30, 1996
                                                   -------------     -------------    -------------    -------------
INTEREST INCOME:
Interest and fees on loans                         $         26      $        51      $         24     $         49
                                                   -------------     ------------     -------------    -------------

RECOVER OF INVESTMENT LOSSES                                205              205                 0                0
                                                   -------------     ------------     -------------    -------------
NET INTEREST INCOME AFTER
   RECOVERY OF INVESTMENT LOSSES                            231              256                24               49
                                                   -------------     ------------     -------------    -------------
OTHER OPERATING INCOME:
Servicing fees                                               32               74                40               81
Loan Orgination fees                                         20               51                36              113
Other fees                                                    1                3                 3                4
                                                   -------------     ------------     -------------    -------------
    Total Other Operating Income                             53              128                79              198
                                                   -------------     ------------     -------------    -------------

TOTAL INCOME                                                284              384               103              247
                                                   -------------     ------------     -------------    -------------
OTHER OPERATING EXPENSES:
Amortization of servicing rights                             10               10                 0               37
Collection expenses                                          (1)              (1)               (8)              (1)
Officers' salaries                                           46               77                47               88
Other salaries                                               (1)               9                37               70
Directors' fees                                               4                9                 4                9
Professional services                                         6               19                 6               (1)
Miscellaneous taxes                                           7               12                12               18
Employee and general insurance                                6               17                17               34
Rent                                                          7               14                12               22
Communications                                                3                6                 4                8
Advertising and promotions                                    1                3                 0                3
Stock record and other financial expenses                     2                3                 1                3
Employees' pension plan                                       1                2                 1                2
Depreciation expense                                          3                7                 5               11
Other operating expenses                                     10               26                36               59
                                                   -------------     ------------     -------------    -------------
    Total Other Operating Expenses                          104              213               174              362
                                                   -------------     ------------     -------------    -------------

                                      THE FIRST CONNECTICUT CAPITAL CORPORATION

                                               STATEMENTS OF OPERATIONS
                                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (Dollars in thousands, except per share data)
                                               (Unaudited) (continued)

                                                   Three Months       Six Months      Three Months     Six Months
                                                      Ended             Ended            Ended            Ended
                                                   Sep. 30, 1997     Sep. 30, 1997    Sep. 30, 1996    Sep. 30, 1996
                                                   -------------     -------------    -------------    -------------

NET PROFIT (LOSS) BEFORE LOAN LOSSES                        180              171               (71)            (115)
                                                   -------------     ------------     -------------    -------------

Loan Losses                                                 156              156                 5                5
                                                   -------------     ------------     -------------    -------------

NET PROFIT (LOSS)                                  $         24      $        15      $        (76)    $       (120)
                                                   =============     ============     =============    =============

LOSS PER COMMON SHARE                              $       0.02      $      0.01      $      (0.06)    $      (0.10)
                                                   =============     ============     =============    =============

Weighted average number of
  common shares outstanding                           1,173,382        1,173,382         1,173,382        1,173,382
                                                   =============     ============     =============    =============

                                         See notes to financial statements.

                                  THE FIRST CONNECTICUT CAPITAL CORPORATION

                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                           (Dollars in thousands)
                                                 (Unaudited)


                                         Common Stock                                             Total
                                     Number Of                   Paid-In       Accumulated    Stockholders'
                                      Shares       Amount        Surplus        Deficit           Equity
                                      ------       ------        -------        -------           ------
BALANCE, MARCH 31,1996.........      1,173,382       $587        $9,253        ($8,569)          $1,271


Net Loss.......................                                                   (120)            (120)
                                     ---------       -----       ------        -------           ------

BALANCE, SEPTEMBER 30, 1996....      1,173,382       $587        $9,253        ($8,689)          $1,151
                                     =========       ====        ======        =======           ======



BALANCE, MARCH 31, 1997........      1,173,382       $587        $9,253        ($8,794)          $1,046

Net Profit.....................                                                     15               15

                                     ---------       -----       ------        -------           ------
BALANCE, SEPTEMBER 30, 1997....      1,173,382       $587        $9,253        ($8,779)          $1,061
                                     =========       ====        ======        =======           ======


                                     See notes to financial statements.

                           THE FIRST CONNECTICUT CAPITAL CORPORATION

                                    STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (Dollars in thousands)
                                          (Unaudited)
                                      Six Months Six Months
                                                                       Ended          Ended
                                                                    Sep 30, 1997   Sep 30, 1996
                                                                    ------------   ------------
OPERATING ACTIVITIES
   Net loss ....................................................      $    15       ($  120)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Investment (gains) losses ...............................          (49)            5
       Depreciation ............................................            7            12
       Amortization of servicing rights ........................           10            38
       Orgination of loans held for sale .......................       (2,241)         (682)
       Proceeds from sale of loans held for sale ...............        2,505           688
       Decrease( Increase) in accrued interest receivable ......            4            (6)
       Decrease (Increase) in other assets .....................            2           (24)
       Increase in accounts payable / other accrued expenses ...          140            13
                                                                      -------       -------

            Net cash provided by (used in) operating activities           393           (76)
                                                                      -------       -------

INVESTING ACTIVITIES
   Principal collected on investments ..........................           68             8
                                                                      -------       -------

            Net cash  (used in) provided by investing activities           68             8
                                                                      -------       -------

FINANCING ACTIVITIES
   Decrease in warehouse line of credit ........................         (308)         (169)
                                                                      -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............          153          (237)

CASH AND CASH EQUIVALENTS, BEGINNING ...........................          211           430
                                                                      -------       -------

CASH AND CASH EQUIVALENTS, ENDING ..............................      $   364       $   193
                                                                      =======       =======

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Corporation had a net profit for the six months ended September 30, 1997 of $15,000 compared to a net loss of $120,000 for the comparable period of the prior year.

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker.

Interest Income and Other Operating Income

         Loan origination fees decreased $62,000 for the six months ended September 30, 1997 as compared with the comparable period of the prior year. This decrease was due to the reduction of mortgage loans originated and sold in the secondary market. Total other operating income decreased by $70,000 from the prior year due to the decrease in loan originations.

Other Operating Expense

         Other operating expenses declined $149,000 during the six months ended September 30, 1997 as compared to the comparable period of the prior year due primarily to decreases in officers and clerical salaries, amortization of servicing rights and an overall reduction in all operating expenses.

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


LIQUIDITY AND FINANCIAL CONDITION

         The Corporation has approximately $364,000 of unrestricted cash and cash equivalents and approximately $1.061 million of Stockholders' Equity at September 30, 1997.

         The Corporation currently anticipates that during the year ending March 31, 1998, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Although the Corporation anticipates increased activities in originating mortgage loans, the difficulties experienced within the relevant economic markets still exist and there are no assurances that increased activity will occur. Consequently, as a means to provide further cash flow, the Corporation has expressed a willingness to liquidate certain assets in its portfolio and believes that a market exists for those assets. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations

         The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support the growth of the Corporation

         The Corporation believes that the cash on hand and internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 1998. The Corporation took certain steps during the year ended March 31, 1997 and continues to decrease its cash flow requirements. These steps included a management salary reduction and a restatement and termination of the pension plan. Management also believes additional steps can be taken if necessary.

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


PART II. OTHER INFORMATION


ELECTION OF DIRECTOR

On September 16, 1997 Alan Rosen was elected to the Board of Directors of the corporation. Alan Rosen a former Director of the company also acts as legal counsel.




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

                                             THE FIRST CONNECTICUT CAPITAL
                                             CORPORATION
                                                      (Registrant)

Date:   October 27, 1997                     By: /s/ David Engelson
                                                 ------------------
                                                 David Engelson
                                                 President and Chief Financial
                                                 Officer