Form 10QSB
period 1997-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1998-02-13
CIK 730669

U. S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the  quarterly  period  ended December 31, 1997

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

Item 1.  Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION
BALANCE SHEET, DECEMBER 31, 1997
(Dollars in thousands,except per share data)
(Unaudited)


ASSETS
Investments:
Loans - net ..................................................          $   464
                                                                        -------

      Investments-net ........................................              464
                                                                        -------

Cash and cash equivalents ....................................              176
Restricted cash ..............................................              279
Loans held for sale ..........................................              161
Accrued interest .............................................               32
Servicing rights .............................................               27
Fixed assets .................................................               37
Notes Receivable .............................................              471
Other assets .................................................               29
                                                                        -------

TOTAL ASSETS .................................................          $ 1,676
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other accrued expenses ..................              635
                                                                        -------

TOTAL LIABILITIES ............................................              635
                                                                        -------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares ...................              587
Paid-in surplus ..............................................            9,253
Accumulated deficit ..........................................           (8,799)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY ...................................            1,041
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................          $ 1,676
                                                                        =======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (Dollars in thousands, except per share data)
(Unaudited)

                                          Three Months    Three Months      Nine Months        Nine Months
                                             Ended            Ended            Ended              Ended
                                          Dec. 31, 1997   Dec. 31, 1996     Dec. 31, 1997     Dec. 31, 1996
                                           ----------      -----------       -----------       ----------
INTEREST INCOME:
Interest and fees on loans                 $       23      $        27       $        74       $       76
                                           ----------      -----------       -----------       ----------
RECOVERY OF INVESTMENT LOSSES                       0                0               205                0
                                           ----------      -----------       -----------       ----------

NET INTEREST INCOME AFTER
   RECOVERY OF INVESTMENT LOSSES                   23               27               279               76
                                           ----------      -----------       -----------       ----------

OTHER OPERATING INCOME:
Servicing fees                                     27               42               101              123
Loan Orgination fees                               60               52               111              165
Other fees                                         10                6                13               10
                                           ----------      -----------       -----------       ----------
    Total Other Operating Income                   97              100               225              298
                                           ----------      -----------       -----------       ----------
TOTAL INCOME                                      120              127               504              374
                                           ----------      -----------       -----------       ----------

OTHER OPERATING EXPENSES:
Amortization of servicing rights                    0               36                 0               73
Collection expenses                                 1                3                 0                2
Officers' salaries                                 26               42               103              130
Other salaries                                     19               30                28              100
Directors' fees                                     0                5                 9               14
Professional services                               5                5                24                4
Miscellaneous taxes                                 3                5                15               23
Employee and general insurance                      7               17                24               51
Rent                                                8                3                22               25
Communications                                      2                4                 8               12
Advertising and promotions                          1                1                 4                4
Stock record and other financial expenses           0                1                 3                4
Employees' pension plan                             5                2                 7                4
Depreciation expense                                4                6                11               17
Other operating expenses                           15               35                41               94
                                           ----------      -----------       -----------       ----------
    Total Other Operating Expenses                 96              195               299              557
                                           ----------      -----------       -----------       ----------

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (Dollars in thousands, except per share data)
(Unaudited)  (continued)

                                          Three Months    Three Months      Nine Months        Nine Months
                                             Ended            Ended            Ended              Ended
                                          Dec. 31, 1997   Dec. 31, 1996     Dec. 31, 1997     Dec. 31, 1996
                                           ----------      -----------       -----------       ----------

NET INCOME (LOSS) BEFORE LOAN LOSSES               24              (68)              205             (183)
                                           ----------      -----------       -----------       ----------

Loan Losses                                         0                0               156                5
Loss on Asset Management Agreement
  Transaction. Note C                              44                0                54                0
                                           ----------      -----------       -----------       ----------

NET (LOSS)                                 $       20      $       (68)       $       (5)     $      (188)
                                           ==========      ===========        ==========      ===========


(LOSS) PER COMMON SHARE                    $    (0.02)     $     (0.06)       $    (0.00)     $    ( 0.16)
                                           ==========      ===========        ==========      ===========


Weighted average number of
  common shares outstanding                 1,173,382        1,173,382         1,173,382        1,173,382
                                           ==========      ===========        ==========      ===========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Dollars in thousands)
(Unaudited)
                                          Common Stock                                          Total
                                    Number Of                  Paid-In       Accumulated    Stockholders'
                                     Shares       Amount       Surplus        Deficit           Equity
                                   ---------       ----        ------        -------           ------
BALANCE, MARCH 31,1996             1,173,382       $587        $9,253        ($8,569)          $1,271

Net Loss                                                                        (188)            (188)
                                   ---------       ----        ------        -------           ------

BALANCE, DECEMBER 31,1996          1,173,382       $587        $9,253        ($8,757)          $1,083
                                   =========       ====        ======        =======           ======



BALANCE, MARCH 31,1997             1,173,382       $587        $9,253        ($8,794)          $1,046

Net Profit                                                                        (5)              (5)
                                   ---------       ----        ------        -------           ------

BALANCE, DECEMBER 31, 1997         1,173,382       $587        $9,253        ($8,799)          $1,041
                                   =========       ====        ======        =======           ======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
(Dollars in thousands)
(Unaudited)
                                                                            Nine Months     Nine Months
                                                                           Ended Dec 31,   Ended Dec 31,
                                                                                1997           1996
                                                                              -------      -------
OPERATING ACTIVITIES
   Net income (loss) ....................................................     $    (5)     ($  188)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Investment (gains) losses ........................................         (49)           5
       Loss on Asset Management Agreement transaction Note C.............          54
       Depreciation .....................................................          11           17
       Decrease in servicing rights .....................................         311           73
       Increase in notes receivable .....................................        (471)           0
       Orgination of loans held for sale ................................      (4,979)      (1,857)
       Proceeds from sale of loans held for sale ........................       5,198        1,629
       Decrease( Increase) in accrued interest receivable ...............           8          (12)
       Decrease (Increase) in other assets ..............................         216          (25)
       Decrease (Increase) in accounts payable and other accrued expenses         151          (79)
       Increase in restricted cash ......................................        (234)           0
                                                                              -------      -------

            Net cash provided by (used in) operating activities .........         211         (437)
                                                                              -------      -------

INVESTING ACTIVITIES
   Principal collected on investments ...................................          71           12
                                                                              -------      -------

            Net cash provided by investing activities ...................          71           12
                                                                              -------      -------

FINANCING ACTIVITIES
   (Decrease) increase in warehouse line of credit ......................        (317)         145
                                                                              -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS ...................................         (35)        (280)

CASH AND CASH EQUIVALENTS, BEGINNING ....................................         211          430
                                                                              -------      -------

CASH AND CASH EQUIVALENTS, ENDING .......................................     $   176      $   150
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

NOTE C - TERMINATION OF SERVICING RIGHTS

         On October 27 1997, Walsh Securities assigned the balance of the loan portfolio serviced by First Connecticut under the Asset Management Loan
Servicing  Agreement  dated  12/15/93  (the  "Agreement')  to Greenwich  Capital
Financial Products, Inc. As a result of this transaction, the "Agreement" was terminated. Walsh Securities issued a promissory note dated November 12, 1997 in the amount of $560,000.00 to fulfill their obligation to First Connecticut under the "Agreement". Since the note is not interest bearing, interest has been imputed at 8.5% resulting in an original issue discount ("OID") of $471,000.00. This OID will be amortized to interest income over the life of the note.

         The discounted value of the note of $471,000.00 was exchanged for the amortized balance of the servicing rights of $311,000.00 and a receivable of $214,000.00 for the reimbursable fees and expenses resulting in a $54,000.00 net loss on the transaction.

         The note requires monthly payments of $10,000 beginning December 1, 1997 through December 1, 2000 with a lump sum payment of $200,000.00 on December 31, 2000.

         First Connecticut will continue to service the remaining loan portfolio for Greenwich Capital under a new servicing agreement.

THE FIRST CONNECTICUT CAPITAL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Corporation had a net loss for the nine months ended December 31, 1997 of $5,000 compared to a net loss of $188,000 for the comparable period of the prior year.

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker.


Interest Income and Other Operating Income

         Loan origination fees decreased $54,000 for the nine months ended December 31, 1997 as compared with the comparable period of the prior year. This decrease was due to the reduction of mortgage loans originated and sold in the secondary market. Total other operating income decreased by $73,000 from the prior year due to the decrease in loan originations and a decrease in loans serviced. First Connecticut has over reserved on a loan that has been liquidated, thus resulting in a gain of $49,000.


Other Operating Expense

         Other operating expenses declined $258,000 during the nine months ended December 31, 1997 as compared to the comparable period of the prior year due primarily to decreases in officers and clerical salaries, amortization of servicing rights and an overall reduction in all operating expenses.


Plan of Operation

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential properties and other real estate. Since January 1996, the Corporation has expanded its portfolio Loan Program to include short-term mortgages for construction and remodeling. These loans are predominately secured by first mortgage liens on residential properties and are sold to qualified investors with orgination and servicing fees retained by the Corporation.

         It is anticipated that the Corporation will continue to increase its level of activities in these areas creating servicing fees and interest income.

THE FIRST CONNECTICUT CAPITAL CORPORATION

LIQUIDITY AND FINANCIAL CONDITION

         The Corporation has approximately $176,000 of unrestricted cash and cash equivalents and approximately $1,041 million of Stockholders' Equity at December 31, 1997.


         The Corporation currently anticipates that during the year ending March 31, 1998, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations

         The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support the growth of the Corporation

         The Corporation continues to monitor the cash on hand and the internally generated funds and believes it will be sufficient to meet its
corporate,   general  and   administrative   working   capital  and  other  cash
requirements during the year ending March 31, 1998. The Corporation also continues to decrease its cash flow requirements by monitoring all expenses. As a result of the Note with Walsh Securities this will increase the corporations cash flow by $120,000.00 a year. Management also believes additional steps can be taken if necessary.


NEW OFFERING

The Corporation has formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership as to which the Corporation is the General Partner. The intent of this new entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners will be limited to investors who qualify as "Accredited Investors" as defined in Regulation D, promulgated under the Securities Act of 1933. This program would generate income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be made by the Limited Partnership from the funds invested by the limited partner. To date the Corporation has sold 25 units. A copy of the offering memo is available upon request.

THE FIRST CONNECTICUT CAPITAL CORPORATION

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

                                            THE FIRST CONNECTICUT CAPITAL
                                                     CORPORATION
                                                     (Registrant)

Date:   February  13, 1998                   By:  /s/David Engelson
                                                 -----------------
                                                 David Engelson
                                                 President and Chief Financial
                                                 Officer