Form 10KSB
period 1998-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1998-06-24
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the Fiscal Year ended March 31, 1998.

                        Commission File number: 811-0969

                    The First Connecticut Capital Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

         Connecticut                                        06-0759497
--------------------------------------------------------------------------------
  (State of Incorporation)                                (IRS Employer
                                                       Identification No.)

1000 Bridgeport Avenue, Shelton, Connecticut                           06484
--------------------------------------------------------------------------------
  (Address of principal executive offices)                           Zip Code

                  Registrant's telephone number (203) 944-5400

Securities registered under Section 12(b) of the Exchange Act:  NONE

                            Name of each exchange on
                                which registered:
                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Title of Class
                                     COMMON

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year:  $660,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 3, 1998 based on the closing sales price of such stock on such date was approximately $804,000

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

The number of shares outstanding of the registrant's common stock as of June 3, 1998 was 1,173,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are hereby incorporated by reference into the following Parts of this Form 10-KSB: (1) financial statements and Independent Auditors' Report for the fiscal years ended March 31, 1998 and 1997 is incorporated by reference into Part II Item 7.

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

         The Corporation also engages in mortgage servicing, of its own Portfolio Loan Program, which includes the processing and administration of mortgage loan payments and remitting principal and interest to purchasers. The Corporation also monitors delinquencies, collects late fees, manages foreclosures, processes prepayments and loan assumption fees, provides purchasers with required reports, and answers borrowers' inquiries. Although the Corporation plans, from time to time, to sell a portion of its mortgage servicing rights, it intends to build the size of its mortgage servicing portfolio by retaining the servicing rights from a large share of its mortgage loan originations. As of June 1, 1998, the Corporation services a total portfolio of approximately $12,302,000, consisting, in part, of mortgage loans which were sold by the Corporation to GF Mortgage Corporation, a subsidiary of Gruntal Financial Corporation, a subsidiary of The Home Insurance Corporation, on December 15, 1993 as described below. On April 19, 1996, GF Mortgage Corporation was sold to Walsh Acquisition Company, also known as Walsh
Securities. In October 27, 1997 the balance of that portfolio was sold to Greenwich Capital Financial Corporation. First Connecticut continues to service the remaining balance which is $4,955,000 as of June 1, 1998, under a new service agreement. At June 1, 1998 the Company also services its Portfolio Loan Program, which has an outstanding balance of $5,444,000, representing an increase of 37% from the prior period. In addition the Corporation as General partner also services loans for First Connecticut Capital Mortgage Fund A, Limited Partnership, which has a mortgage loan balance of $1,903,000 at June 1, 1998.

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

         On December 28, 1994 the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

         On August 3, 1995 the Corporation was granted a license by the State of Massachusetts, Department of Banking, to engage in business as a Mortgage Lender.

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

Personnel

         As of June 1, 1998, the Corporation  had 5 employees,  all of whom were
employed  at  the  Corporation's  headquarters  in  Shelton,   Connecticut.  The
Corporation believes that its relations with its employees are good.


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

ITEM 2.  DESCRIPTION OF PROPERTY

         During the prior year the Corporation relocated to 1000 Bridgeport Avenue, Shelton, Connecticut. The office contains 1,772 square feet of space which the Corporation currently leases from an unaffiliated party pursuant to a 5 year lease expiring December 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         None.

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

         Following are the high and low bid prices for the Corporation's common stock during the fiscal years ended March 31, 1998 and 1997 according to the "pink sheets" published by the National Quotation Bureau, Inc.

                                               High            Low
                                               ----            ---
                 1997
                 ----
                 First Quarter                $.5625          $.5000
                 Second Quarter                .5625           .4375
                 Third Quarter                 .4375           .3125
                 Fourth Quarter                .3125           .2500

                 1998
                 ----
                 First Quarter                $.2500          $.20000
                 Second Quarter                .4375           .15000
                 Third Quarter                 .3200           .21875
                 Fourth Quarter                .2600           .22000

         The approximate number of stockholders of record on June 3, 1998 was 1,244 and the Corporation estimates that it has approximately 1,650 shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately 78 cents. The Corporation has not paid any dividends on its Common Stock since April 27, 1990. The Corporation currently intends to retain earnings, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

         The Corporation had net income of $288,000 for the year ended March 31, 1998 compared to a net loss of $230,000 for the year ended March 31, 1997. The increase of $518,000 is due primarily to a non-recurring recovery of a note payable of $268,000. Included in net income is a loss of $52,000 resulting from the assignment of the loan portfolio serviced by First Connecticut under the Asset Management Loan Servicing Agreement Dated December 15, 1993 (the "Agreement") from Walsh Securities to Greenwich Capital Financial Products, Inc. The Corporation exchanged the unamortized balance of mortgage servicing rights for the Walsh Portfolio and related receivable for certain collection costs for a $560,000 non interest bearing note (the "Note"). The Note was discounted approximately $78,000 to reflect a market rate of interest.

         Total interest income for 1998 was $107,000 as compared to total interest income for 1997 of $103,000 an increase of $4,000 or 4%. This increase was a result of unaccrued interest collected on non performing loans.

         Other operating expenses for 1998 was $468,000 as compared to $814,000 in 1997, a decrease of 346,000 or 43%. This decrease was primarily due to the decrease in officer and other salaries and employee and general insurance. In addition, in 1997 there was a non-recurring collection expense of $150,000 representing taxes on sold loans. During 1998, the Corporation has continued to reduce overall operating expenses.

         The amortization of servicing rights has stopped in 1998 due to the aforementioned assignment of the Walsh loan portfolio to Greenwich Capital Financial Products. The Corporation continues to service the portfolio for Greenwich Capital under a new agreement. Professional services increased $16,000 or 50% from $16,000 in 1997 to $32,000 in 1998 primarily as a result of an increase in accounting and legal costs.

         Total loan origination fees for 1998 were $163,000 as compared to $198,000 in 1997, a decrease of $35,000 or 18%. Loan origination fees for 1998 reflect a decrease of $120,000 for origination fees on loans funded by outside parties and are partially offset by an increase of $85,000 in origination fees on loans funded by the Corporation.

Recorded in other fees for the year ended 1997 was a non-recurring management fee of $150,000. After considering this one time fee, other fee income increased by $14,000 due to interest earned on idle funds and loan inspection fees.

During the year ended 1997 the Corporation recorded a provision for investment losses of $215,000 to adjust the allowance for investment losses to adequately absorb decreases in investment values based on re-appraisals and evaluations. No such valuation adjustment were required in 1998. In 1998, the Corporation recorded a recovery of $49,000 attributable to the liquidation of an impaired loan which was over-reserved.

Plan of Operation

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

Liquidity and Capital Resources

         At March 31, 1998 and 1997, the Corporation had cash and cash equivalents of $214,000 and $211,000, respectively.

         The Corporation currently anticipates that during the year ending March 31, 1999, its principal financing needs will consist of funding its mortgage loans held for sale (see Note 10 of Financial Statements) and the ongoing net cost of mortgage loan originations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. Although the Corporation anticipates increased activities in originating mortgage loans, the difficulties experienced within the relevant economic markets still exist and there are no assurances that increased activity will occur. Consequently, as a means to provide further cash flow, the Corporation has expressed a willingness to liquidate certain current assets in its portfolio and believes that a market exists for those assets.

         The Corporation continues to investigate and pursue alternative and supplementary methods to financing its operations and to support the growth of the Corporation.

         The Corporation believes that cash on hand and internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 1999. The Corporation took certain steps during the year ended March 31, 1997 to decrease its cash flow requirements for the years ended March 31, 1998 and 1997. Those steps included a management salary reduction and a restatement and termination of the pension plan. The Corporation also continues to decrease its cash flow requirements, by monitoring all expenses. As a result of the Note with Walsh Securities the Corporation's cash flow will increase by $120,000 a year. Management also believes additional steps can be taken if necessary.

         The Corporation did not have any material capital commitments at March 31, 1998.

Inflation

         Inflation will affect the Corporation most significantly in the area of loan originations. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Accounting Pronouncements

         New Accounting Pronouncements - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption of these standards is not expected to have a material impact on the Corporation's financial statements. The standards will be effective for the Corporation's financial statements in fiscal year 1999.

Partnership - The Corporation has formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership as to which the Corporation is the General Partner. The intent of this new entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners will be limited to investors who qualify as "Accredited Investors" as defined in Regulation D, promulgated under the Securities Act of 1933. This program would generate income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of June 1, 1998 the Corporation has sold 33 units. A copy of the offering memo is available upon request.

ITEM 7.  FINANCIAL STATEMENTS

         The following report and financial statements of the Corporation are contained on the pages indicated.

         Independent  Auditors'  Report - Page 1

         Balance Sheets as of March 31, 1998 and 1997 - Page 2

         Statements of Operations for the years ended March 31, 1998 and 1997 - Page 3

         Statements of Changes in Stockholders' Equity for the years ended March 31, 1998 and 1997 - Page 4

         Statements of Cash Flows for the years ended March 31, 1998 and 1997 - Page 5

         Notes to Financial Statements - Page 6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         The Corporation has not changed accountants in the twenty-four month period prior to March 31, 1998. No disagreements on accounting or financial disclosure practices occurred during the fiscal year ended March 31, 1998.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Registrant

         The directors and executive officers of the Corporation as of May 1, 1998 are as follows:

   Names                   Age               Present Position
   -----                   ---               ----------------

James M. Breiner           79                Chairman of the Board of Directors
                                             and Treasurer

David Engelson             77                President and Director

Louis I. Cohen             77                Director

Edward Ardolino            77                Director

Mario D'Addario            78                Director

Edward M. Freda            74                Director

Allan J. Rosen             62                Director

Lawrence R. Yurdin         58                Vice President and Director

Priscilla E. Ottowell      51                Secretary and Controller


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

         Louis I. Cohen, Director of the Corporation since 1968. Director of State Street Mortgage Company.

         Edward Ardolino, Director of the Corporation since 1960. President and CEO of Aerospace Coating Systems, Inc.

         Mario D'Addario, Director of the Corporation since 1976. President of Mario D'Addario Buick, Inc.

         Edward M. Freda, Director of the Corporation since 1979. Retired Executive Vice President of People's Bank, Bridgeport, Connecticut.

         Allan J. Rosen,  elected to the Board of  Directors  on  September  16,
1997.  Shareholder,   Kleban  &  Samor,  P.C.,  act  as  legal  counsel  to  the
Corporation.

         Lawrence  R.   Yurdin,   Director  of  the   Corporation   since  1986.
Vice-President of the Corporation; employed by the Corporation in various capacities since 1970; Director of State Street Mortgage Company.

         Priscilla E. Ottowell, elected Secretary of the Corporation on April 12, 1995. Employed by the Corporation as Controller since 1985.

         Each of the directors holds office for a term of one year, and until a successor has been chosen and qualified. Directors, except Messrs. J. Breiner,
D. Engelson and L. Yurdin, receive a fee of $300 per Board meeting.

         Mr. Lawrence R. Yurdin is the son-in-law of Mr. David Engelson, President and a Director of the Corporation.

ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain information regarding the annual and long-term compensation of James M. Breiner and David Engelson, who together perform the function of Chief Executive Officer, for each of the last three fiscal years. No officers of the Corporation received salary and bonus in excess of $100,000.

                                                 SUMMARY COMPENSATION TABLE

                                                Annual Compensation             Long Term Compensation
                                           -------------------------------  --------------------------------
                                                                   Other              Awards        Payouts
                                                                   Annual   Restricted                           All Other
       Name and                                                    Compen-     Stock     Options       LTIP      Compen-
      Principal            Year             Salary       Bonus     sation     Awards       SARs      Payouts      sation
      Position            Ended              ($)          ($)        ($)        ($)        (#)          ($)         ($)
      --------           --------          -------       -----     -------    ------     -------     -------      ------
James M. Breiner         03/31/98          $12,000         0          0         None         0          None         0
 Chairman of the         03/31/97          $38,493         0          0         None         0          None         0
 Board & Treasurer       03/31/96          $39,233         0          0         None         0          None         0

David Engelson           03/31/98          $12,000         0          0         None         0          None         0
 President               03/31/97          $38,493         0          0         None         0          None         0
                         03/31/96          $39,233         0          0         None         0          None         0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following tables list the beneficial owners of more than five percent of the Corporation's Common Stock and the shares beneficially owned by all directors and executive officers of the Corporation as of March 31, 1998.

Name and Address of                  Amount and Nature of
Beneficial Owner                        Beneficial Owner               Percent
----------------                        ----------------               -------

Robert E. Humphreys                         114,900                     9.792
64 Alcott Street
Acton, MA  01720

Security Ownership of Management

Name and Address of                  Amount and Nature of
Beneficial Owner                        Beneficial Owner               Percent
----------------                        ----------------               -------

James M. Breiner                             53,172(i)                  4.530
David Engelson                               43,605                     3.716
Louis I. Cohen                                8,351                      .712
Edward Ardolino                               3,741                      .319
Mario D'Addario                               3,860                      .329
Edward M. Freda                                 131                         -
Alan J. Rosen                                 4,000                      .341
Lawrence R. Yurdin                           21,707                     1.850
Priscilla E. Ottowell                         4,389                      .374

All directors and executive officers
 as a group (nine persons)                  142,956                    12.183

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

                  (99)     Independent Auditors' Report and Financial Statements

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                                                  THE FIRST CONNECTICUT CAPITAL
                                                  CORPORATION

Date:  June 29, 1998                              By:  /s/ David Engelson
                                                       ------------------
                                                       David Engelson
                                                       President

Date:  June 29, 1998                              By:  /s/ Priscilla E. Ottowell
                                                       -------------------------
                                                       Priscilla E. Ottowell
                                                       Secretary and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 29, 1998                                 /s/  James M. Breiner
                                                     ---------------------
                                                     James M. Breiner
                                                     Chairman and Treasurer

Date:  June 29, 1998                                 /s/  David Engelson
                                                     -------------------
                                                     David Engelson
                                                     President and Director

Date:  June 29, 1998                                 /s/  Louis I. Cohen
                                                     -------------------
                                                     Louis I. Cohen
                                                     Director

Date:  June 29, 1998                                 /s/  Edward Ardolino
                                                     --------------------
                                                     Edward Ardolino
                                                     Director

Date:  June 29, 1998                                 /s/ Mario D'Addario
                                                     -------------------
                                                     Mario D'Addario
                                                     Director

Date:  June 29, 1998                                 /s/ Edward M. Freda
                                                     -------------------
                                                     Edward M. Freda
                                                     Director

Date:  June 29, 1998                                 /s/ Allan J. Rosen
                                                     ------------------
                                                     Allan J. Rosen
                                                     Director

Date:  June 29, 1998                                 /s/ Lawrence R. Yurdin
                                                     ----------------------
                                                     Lawrence R. Yurdin
                                                     Vice-President and Director

Date:  June 29, 1998                                 /s/ Priscilla E. Ottowell
                                                     -------------------------
                                                     Priscilla E. Ottowell
                                                     Secretary and Controller

         THE FIRST CONNECTICUT CAPITAL CORPORATION

         Financial Statements for the Years Ended March 31, 1998 and 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of The First Connecticut Capital Corporation:

We have audited the accompanying balance sheets of The First Connecticut Capital Corporation (the "Corporation") as of March 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Corporation at March 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.








June 12, 1998

THE FIRST CONNECTICUT CAPITAL CORPORATION
BALANCE SHEETS, MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share data)

                                                                 NOTES        1998           1997
                                                                 -----        ----           ----
ASSETS
Investments:
Loans - net of allowance for investment losses                     6        $  466         $  481
             of $300 in 1998 and $695 in 1997

Cash and cash equivalents                                                      214            211
Restricted cash                                                    3            49             45
Loans held for sale                                                             94            380
Partnership loans                                                               91              0
Accrued interest                                                                21             41
Note receivable                                                                450              0
Servicing rights                                                   3            14            347
Fixed assets                                                       7            37             47
Other assets                                                                    35            245
                                                                            ------         ------

TOTAL ASSETS                                                                $1,471         $1,797
                                                                            ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Warehouse line of credit                                           10       $    -         $  317
Accounts payable and other accrued expenses                                    142            439
                                                                            ------         ------

TOTAL LIABILITIES                                                              142            756
                                                                            ------         ------

Commitments and contingencies                                      12

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                     587            587
Paid-in surplus                                                              9,253          9,253
Accumulated deficit                                                         (8,511)        (8,799)
                                                                            ------         ------

TOTAL STOCKHOLDERS' EQUITY                                                   1,329          1,041
                                                                            ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,471         $1,797
                                                                            ======         ======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share data)

                                                                           Year Ended       Year Ended
                                                                 NOTES         1998             1997
                                                                 -----         ----             ----
INTEREST INCOME:
Interest and fees on loans                                                  $     107            $103

INTEREST EXPENSE:
Interest expense                                                                    4               9
                                                                            ----------     -----------

NET INTEREST INCOME                                                               103              94
                                                                            ----------     -----------

RECOVERY OF (PROVISION FOR) INVESTMENT LOSSES                                      49            (215)
                                                                            ----------     -----------
NET INTEREST  INCOME (EXPENSE) AFTER RECOVERY OF
   (PROVISION FOR) INVESTMENT LOSSES                                              152            (121)
                                                                            ----------     -----------
OTHER OPERATING INCOME:
Servicing fees                                                      4             132             166
Loan Origination fees                                                             163             198
Other fees                                                                         32             164
Recovery on note payable                                           12             268               -
Recovery on legal settlement                                                        -              24
Gain on sale of loans                                               3              14              22
Other income                                                                        -             136
                                                                            ----------     -----------

    Total Other Operating Income                                                  609             710
                                                                            ----------     -----------

TOTAL INCOME                                                                      761             589
                                                                            ----------     -----------
OTHER OPERATING EXPENSES:
Amortization of servicing rights                                    3              27              17
Collection expenses                                                                 -             151
Officers' salaries                                                                138             224
Other salaries                                                                     37              81
Directors' fees                                                                     9              18
Professional services                                                              32              16
Miscellaneous taxes                                                                21              36
Employee and general insurance                                                     38              88
Loss on note receivable                                             5              52               -
Rent                                                                               31              33
Communications                                                                     11              19
Advertising and promotions                                                          5               4
Stock record and other financial expenses                                           5               5
Depreciation expense                                                               10              15
Other                                                                              52             107
                                                                            ----------     -----------

    Total Other Operating Expenses                                                468             814
                                                                            ----------     -----------

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share data) (continued)

                                                                           Year Ended     Year Ended
                                                                 NOTES        1998           1997
                                                                 -----        ----           ----
INCOME (LOSS) BEFORE INCOME TAXES                                                 293            (225)
INCOME TAX EXPENSE                                                                  5               5
                                                                            ----------     -----------

NET INCOME (LOSS)                                                           $     288           ($230)
                                                                            ==========     ===========

INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                  3       $    0.25          ($0.20)
                                                                            ==========     ===========

Weighted average number of
  common shares outstanding (Basic and Diluted)                             1,173,382       1,173,382
                                                                            ==========     ===========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share data)

                                         Common Stock
                                   ---------------------                                        Total
                                   Number Of                   Paid-In       Accumulated    Stockholders'
                                     Shares       Amount       Surplus        Deficit           Equity
                                     ------       ------       -------        -------           ------
BALANCE, MARCH 31,1996             1,173,382       $587        $9,253        ($8,569)          $1,271


Net Loss                                                                        (230)            (230)
                                   ---------       ----        ------        -------           ------

BALANCE, MARCH 31,1997             1,173,382       $587        $9,253        ($8,799)          $1,041



Net Income                                                                       288              288
                                   ---------       ----        ------        -------           ------

BALANCE, MARCH 31,1998             1,173,382       $587        $9,253        ($8,511)          $1,329
                                   =========       ====        ======        =======           ======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands)

                                                                      1998         1997
                                                                    -------      -------
OPERATING ACTIVITIES
   Net income (loss) ..........................................     $   288      ($  230)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Loss on disposal of furniture and equipment ............        --             15
       Net Gain on sale of loans held for sale ................         (14)         (22)
       (Recovery of) provision for investment losses ..........         (49)         215
       Loss on note receivable ................................          52         --
       Principal collected on note receivable .................          40         --
       Recovery on note payable ...............................        (268)        --
       Depreciation ...........................................          10           15
       Amortization of servicing rights .......................          27           17
       Origination of loans held for sale .....................      (7,033)      (3,256)
       Proceeds from sales of loans held for sale .............       7,333        2,876
       Increase in Partnership loans ..........................         (91)        --
       Decrease (Increase) in accrued interest receivable .....          20           (6)
       Decrease in other assets ...............................          (4)          20
       Decrease in accounts payable and other accrued expenses          (29)        (130)
       Decrease in deferred income taxes ......................        --            (76)
       Increase in restricted cash ............................          (4)        --
                                                                    -------      -------

            Net cash provided by (used in) operating activities         278         (562)
                                                                    -------      -------

INVESTING ACTIVITIES
      Proceeds from sales of investments ......................        --            250
      Principal collected on investments ......................          42            2
                                                                    -------      -------

            Net cash provided by investing activities .........          42          252
                                                                    -------      -------

FINANCING ACTIVITIES
     (Decrease) increase in warehouse line of credit ..........        (317)          91
                                                                    -------      -------

            Net cash (used in) provided by financing activities        (317)          91
                                                                    -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............           3         (219)

CASH AND CASH EQUIVALENTS, BEGINNING ..........................         211          430
                                                                    -------      -------

CASH AND CASH EQUIVALENTS, ENDING .............................     $   214      $   211
                                                                    =======      =======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

1.       MANAGEMENT'S PLAN

         On August 15, 1990, the Corporation, formerly The First Connecticut Small Business Investment Company, filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court.

         On October 18, 1991, the Corporation filed a plan of reorganization (the "Plan") with the United States Bankruptcy Court. The Plan was confirmed as of January 9, 1992, and generally provided for payment in full of all creditors except the U.S. Small Business Administration (the "SBA").

         The Corporation filed an application to close the Chapter 11 bankruptcy proceedings. That application was approved and the Corporation emerged from bankruptcy on December 24, 1994.

         During 1998, the Corporation generated net income of $288. The Corporation currently anticipates that during the year ending March 31, 1999, its principal financing needs will consist of funding its mortgage loans held for sale (see Note 10 - Warehouse Line of Credit) and the ongoing net cost of mortgage loan originations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. Although the Corporation anticipates increased activities in originating mortgage loans, the difficulties experienced within the relevant economic markets still exist and there are no assurances that increased activity will occur. Consequently, as a means to provide further cash flow, the Corporation has expressed a willingness to liquidate certain current assets in its portfolio and that a market exists for those assets.

         The Corporation continues to investigate and pursue alternative and supplementary methods of financing its operations and to support the growth of the Corporation.

         The Corporation believes that cash on hand and internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 1999. The Corporation took certain action steps during the year ended March 31, 1997 to decrease its cash flow requirements for the years ended March 31, 1998 and 1997. Those steps included an overall salary reduction and a restatement and termination of the pension plan. As a result of the note receivable from Walsh Securities (see Note 4 ) the Corporation's cash flow will increase by $120 a year. Management also believes additional steps can be taken if necessary.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

2.       PARTNERSHIP

         The Corporation has formed a Limited Partnership (the "Partnership") known as First Connecticut Capital Mortgage Fund A, Limited Partnership as to which the Corporation is the General Partner. The intent of this new entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50 units, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners will be limited to investors who qualify as "Accredited Investors" as defined in regulation D, promulgated under the Securities act of 1933. This program would generate income to the Corporation in the form of loan origination fees and service fees in excess of a guaranteed income return to the limited partners in connection with, mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of June 1, 1998 the Corporation has sold 33 units.

         As of March 31, 1998, the Corporation had a one percent interest in the Partnership with a recorded balance of $13 which is accounted for on the equity method of accounting. The following presents summarized financial information for the Partnership as of and for the year ended December 31, 1997, the Partnership's fiscal year end:

         Total Assets (principally consisting of mortgages receivable)    $1,279
         Total Liabilities                                                    11
         Total Partnership Capital                                         1,269
         Total Revenues                                                       40
         Net loss                                                         $    1

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Loans - Loans are generally recorded at the principal amount outstanding. Interest rates on loans are fixed at the time of issuance and are based upon current market rates at the time. As of March 31, 1998, outstanding loans are payable in a variety of methods over a term of less than five years, all are collateralized by liens on real properties; a few of such properties are subject to prior liens. Interest income on loans is recognized based on rates applied to principal amounts outstanding. In connection with most loans, the borrower also pays a nonrefundable fee to the Corporation. Loans are generally placed on nonaccrual status when they become 180 days past due or earlier, if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the outstanding principal is not in question. Loans are removed from non-accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest.

         Loans held for sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and  per share amounts)

         Allowance for Investment Losses - The allowance for investment losses is determined by management on an investment by investment basis. The allowance is an amount that management believes will be adequate to absorb losses on existing investments that may become uncollectible, based on evaluations of the collectibility of the investments. The evaluations take into consideration such factors as geographic location, assessment of collateral quality, appraisals of significant collateral and other conditions that may affect the borrower's ability to repay.

         Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

         Concentration of Credit Risks - The nature of the Corporation's business is to fund and service mortgages to qualified borrowers within the northeastern United States , and more localized in the state of Connecticut where management has the most experience. The mortgage loans are predominately collateralized with residential properties, however, there are a few smaller commercial properties as well as some vacant land. The Corporation maintains a strict real estate appraisal policy as well as underwriting guidelines.

         Pension Plan - The Corporation had a non-contributory defined benefit pension plan covering all employees meeting certain eligibility requirements. The Corporation's policy was to fund accrued pension cost.
This plan was terminated on March 31, 1997 (See Note 14).

         Cash and Cash Equivalents - For the purpose of the statements of cash flows, the Corporation has defined cash as including cash on hand and cash in interest bearing and noninterest bearing operating bank accounts. Highly liquid investments such as time deposits with an original maturity of three months or less are considered to be cash equivalents.

         Restricted Cash - Restricted cash is composed of a certificate of deposit which is being maintained as collateral for the Corporation's standby letter of credit.

         Income Taxes - The Corporation follows the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Servicing Rights - In connection with the sale of substantially all of the Corporation's investments as discussed in Note 4, the Corporation stopped the amortization of certain servicing rights due to the assignment of the loan portfolio serviced by the Corporation under the Asset Management Loan Servicing agreement dated December 15,1993 (the "Agreement") to Greenwich Capital Financial Products, Inc.(Note 5). Servicing rights amortized using the interest method were $27 and $17 during the years ended March 31, 1998 and 1997, respectively.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         Fixed Assets - Fixed assets are carried at original cost. Depreciation is provided for primarily by using accelerated depreciation methods over the estimated service lives as follows:

                  Improvements                       31  years
                  Furniture and fixtures             3-5 years
                  Equipment                          3-5 years
                  Automobiles                        3   years


         Loan Servicing - As of April 1, 1996, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." This Statement required allocation of the total cost of mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Effective January 1, 1997, SFAS No. 122 was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the effective provisions of which were adopted by the Corporation as of the above mentioned effective date. This statement specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of a financial asset in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. The Corporation recorded an asset of $14 and $27, related to servicing of loans as of March 31, 1998 and 1997, respectively. This asset is affected by the predominant risk characteristics of the underlying financial assets and, accordingly, the Corporation periodically assesses the asset for impairment. Since the underlying financial assets primarily represent loans collateralized by first mortgages, the servicing rights asset encompasses risks commonly associated with mortgage loans. Estimation of a valuation allowance to reduce the servicing rights asset to fair value involves evaluating the characteristics of the underling assets including interest rates, estimated remaining lives, dates of origination, terms, and geographic location. No valuation allowance was recorded at March 31, 1998 and 1997, based on the characteristics of the underlying financial assets.

         Income (Loss) Per Common Share - As of March 31, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which establishes new standards for the computation and disclosure of earning per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Corporation's outstanding options are excluded from the computation due to their antidilutive effect.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         Stock Options - During 1997, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation. The Corporation continues to account for stock-based compensation using the intrinsic value under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used for employee stock-based arrangements, SFAS No. 123 requires increased disclosures of stock-based compensation arrangements with employees. The Corporation has adopted SFAS No. 123 through a separate disclosure to the financial statements.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         New Accounting Standards - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130,
Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption of these standards is not expected to have a material impact on the Corporation's financial statements. The standards will be effective for the Corporation's financial statements in fiscal year 1999.

4.       SALE OF INVESTMENTS

         On December 15, 1993, the Corporation sold outstanding investments including accrued interest with a net book value of $30,025 pursuant to a Loan and Real Property Purchase Agreement (the "Purchase Agreement") dated as of June 29, 1993 (and as amended on October 29, 1993). The portfolio was sold to GF Mortgage Corporation, an unrelated purchaser which is a subsidiary of Gruntal Financial Corporation, a subsidiary of The Home Insurance Company, in exchange for satisfaction of outstanding liabilities to the Participants' Trust and the SBA with carrying values at December 15, 1993 of $17,359 and $5,275, respectively, and options to purchase 60,000 shares of the Corporation's common stock (see Note 15). The Corporation recognized a loss of $6,412 in connection with the sale. The Corporation also received a participation under certain conditions in the recovery of non-accrued interest or principal in excess of the book value of the loans and entered into an Asset Management and Loan Servicing

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

Agreement (the "Agreement") dated December 15, 1993 with GF Mortgage Corporation whereby the Corporation continued to service the portfolio for an amount equal to 1/12th of one percent of the principal balance outstanding each month and received 2.5% of the principal outstanding or the sales price as defined in the Agreement upon subsequent sale of these investments to an outside party. During the years ended March 31, 1998 and 1997, the Corporation realized $41 and $126, respectively, in accordance with this Agreement. See Note 5 for a discussion of the termination of the Agreement.

5.       TERMINATION OF SERVICING RIGHTS

         On October 27, 1997, Walsh Securities assigned the balance of the loan portfolio serviced by the Corporation under the Agreement to Greenwich Capital Financial Products, Inc. ("Greenwich Capital") As a result of this transaction, the Agreement was terminated. Walsh Securities issued a promissory note (the "Note") dated November 12, 1997 in the amount of $560 to fulfill their obligation to the Corporation under the Agreement. Since the Note is not interest bearing, interest has been imputed at 8.5% resulting in an original issue discount ("OID") of $78. This OID will be amortized to interest income over the life of the Note.

         The discounted value of the Note of $482 was exchanged for the unamortized balance of the servicing rights of $320 and a receivable of $214 for certain reimbursable fees and expenses resulting in a $52 loss on the transaction.

         The Note requires monthly payments of $10 beginning December 1, 1997 through December 1, 2000 with a lump sum payment of $200 on December 31, 2000.

         The Corporation will continue to service the remaining loan portfolio for Greenwich Capital under a new servicing agreement.

6.       INVESTMENTS AND ALLOWANCE FOR INVESTMENT LOSSES

         Investments by type at March 31, are as follows:

                                                  1998      1997
                                                 -----     ------

             Loans .........................     $ 766     $1,176
             Allowance for investment losses      (300)      (695)
                                                 -----      -----

             Total .........................     $ 466      $ 481
                                                 =====      =====

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         Changes in the allowance for investment losses are summarized as follows for the years ended March 31:

                                                        1998        1997
                                                     --------    --------

         Beginning balance                           $    695    $    636
         (Recovery of) Provision for losses               (49)        215
         Investment write-offs                           (346)       (156)
                                                     --------    --------

         Ending balance                              $    300    $    695
                                                     ========    ========


         At March 31, 1998, the Corporation has a recorded investment in impaired loans of $735 and a related allowance for investment losses of $300, as compared to $1,176 of impaired loans and a related allowance for investment losses of $695 at March 31, 1997. The average recorded investment in impaired loans for the year ended March 31, 1998 and 1997 was $1,042 and $1,120, respectively, and the income recorded on these loans identified as impaired totaled $107 and $103, respectively.

         Loans on which the accrual of interest has been discontinued amounted to approximately $94 and $491 at March 31, 1998 and 1997, respectively. If those loans had been current throughout their terms, interest income would have increased $12 and $95 for the years ended March 31, 1998 and 1997, respectively.

7.       FIXED ASSETS

         At March 31, 1998 and 1997, the costs and related accumulated depreciation of the Corporation's fixed assets were as follows:

                                                        1998       1997
                                                       -----      ------

         Improvements ............................     $   7      $   7
         Equipment ...............................       234        237
                                                       -----      -----
         Fixed assets at cost ....................       241        244
         Less accumulated depreciation............      (204)      (197)
                                                       -----      -----
         Fixed assets-net ........................     $  37      $  47
                                                       =====      =====

8.       PARI PASU LOAN PARTICIPATIONS

         Certain participation agreements provide for the participant and the Corporation to share, pari pasu in the rights and risks of payment in certain loan accounts. Investments are shown net of the pari pasu participation amount. The outstanding participant balance under these agreements is $44 and $253 as of March 31, 1998 and 1997, respectively.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

9.       INCOME TAXES

         The income tax provision consisted solely of current state income taxes for the years ended March 31, 1998 and 1997.

         A reconciliation of the income tax provision (benefit) computed by applying the Federal statutory rate to income before income taxes to the actual provisions for income taxes for the years ended March 31, 1998 and 1997 is as follows:

                                                        1998       1997
                                                       -----      -----
        Income tax provision (benefit)
          at statutory rate ......................     $ 103      $ (79)
        Primarily loss for which no benefit
          can be realized ........................         0         84
        Benefit of net operating loss carryforward
          for which no asset was previously
          recognized .............................       (98)         0
                                                       -----      -----
        Total ....................................     $   5      $   5
                                                       =====      =====

The components of the net deferred tax asset are as follows:

                                               1998                1997
                                             -------             -------
       Deferred tax asset:
         Net operating loss carryforward     $ 3,295             $ 3,746
         Valuation allowance ...........      (3,295)             (3,746)
                                             -------             -------
       Net deferred tax asset ..........     $     0             $     0
                                             =======             =======

         The Corporation has elected, for income tax purposes, to report certain capital gains on an installment basis, whereas the total amount of such gains is reported for financial statement purposes as of the transaction date. Deferred income taxes are provided for the difference between the gains reported for book and tax purposes, and becomes currently payable as the gains are realized for tax purposes. There was no deferred tax liability at March 31, 1998 or 1997.

         In addition, deferred tax assets result from net operating loss carryforwards (NOLS). Due to the uncertainty of realizing the benefits of these NOLS a valuation allowance has been established. The valuation allowance was reduced by $451 and increased by $22 for the years ending March 31, 1998 and 1997, respectively.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         At March 31, 1998, the Corporation had available federal and state net operating loss carryforwards of $9,293 and $5,344, respectively, for income tax purposes which expire as follows:

                                            Federal                    State
                                            -------                    -----

                  1999                           -                     $4,087
                  2000                           -                        678
                  2001                           -                        483
                  2002                           -                         69
                  2003                           -                         27
                  2008                       $3,914                        -
                  2009                        4,087                        -
                  2010                          679                        -
                  2011                          497                        -
                  2012                           81                        -
                  2013                           35                        -
                                             ------                     ------

                                             $9,293                     $5,344
                                             ======                     ======

10.      WAREHOUSE LINE OF CREDIT

         The Corporation had a $1 million warehouse line of credit with Walsh Securities to fund mortgages before they were sold. This line of credit was collateralized by mortgage loans originated with the proceeds. This line of credit expired on December 31, 1997 and, accordingly, there were no outstanding advances at March 31, 1998. At March 31, 1997 there was $317 of outstanding advances under the line of credit.

11.      TRANSACTIONS WITH AFFILIATES

         Affiliates include directors and officers of the Corporation and members of their immediate families and companies which have a 5% or more ownership in the Corporation.

Legal services, including representation of the Corporation on the closing of all new loans, foreclosure proceedings on delinquent loans and general corporate and security matters, are provided by a firm in which a director is a principal. Fees for these services were $17 and $31 for the years ended March 31, 1998 and 1997, respectively, of which $15 of legal expenses accrued at March 31, 1996 had been negotiated and forgiven by the law firm in the year ended March 31, 1997.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         Certain officers and directors of the Corporation are principals of a mortgage company. The Corporation extended second mortgages to borrowers secured by collateral which had also been pledged to the mortgage company on first mortgages. The mortgage company is in the process of liquidation and does not compete with the Corporation.

12.      COMMITMENTS AND CONTINGENCIES

         The Corporation had made certain guarantees with a contractual balance of $368 at March 31, 1997. The guarantees were for small business concerns from whom collateralized loans were outstanding and were previously sold (see Note
4). During the year ended March 31, 1995, $368 of these guarantees had been called by the bank. The Corporation had fully accrued for the guaranteed amounts called at March 31, 1997. On March 31, 1998 this guarantee had been negotiated, forgiven and released for a cash payment of $100, resulting in income of $268 included in the recovery of notes payable in the statement of operations for 1998.

         Additionally, the Corporation has made no payments on prior mortgages to other financial institutions in order to secure the Corporation's position during the years ended March 31, 1998 or 1997.

         As of March 31, 1998 and 1997, the Corporation had outstanding loan commitments of $2,447 and $1,132, respectively.

13.      LETTER OF CREDIT

         The Corporation has a $40 letter of credit outstanding as of March 31, 1998 at a stated interest rate of 2.00% per annum related to obtaining its license as a First Mortgage Loan-Lender Broker. The letter of credit expires February 9, 2000. At March 31, 1998, restricted cash includes a $49 certificate of deposit which is being maintained as collateral for the letter of credit.

14.      EMPLOYEE BENEFITS

         The Corporation had a non-contributory defined benefit pension plan covering substantially all of its employees. The benefits were based on years of service and the average of the highest consecutive five years compensation. Plan assets consisted primarily of cash equivalents and debt securities.

         The Plan, as restated on March 31, 1995, froze benefits for the "Highly Compensated Employees" at the March 31, 1989 level and provided the "Non-Highly Compensated Employees" with pre-1986 level of benefits. Furthermore, an amendment adopted March 31, 1995 ceased benefits accruals for all participants effective April 14, 1995. Finally on March 31, 1997, the Plan was terminated. Accordingly, the projected benefit obligation became fully vested and Plan assets of $293 were distributed to participants on November 24, 1997.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         Net periodic pension cost for the year ended March 31, 1997 included the following components:


         Service cost-benefits earned
          during the year                                     $  11
         Interest cost on projected
          benefit obligation                                     20
         Actual return on assets                                  0
         Net amortization of transition obligation              (21)
                                                              -----

         Net periodic pension cost                            $  10
                                                              =====

         The following table sets forth the benefit obligations and net assets of the plan at March 31, 1997:

Vested benefit obligation                                      $293

Accumulated benefit obligation                                  293

Projected benefit obligation                                    293
Plan assets at fair value                                       293
                                                               ----

Excess of plan asset
 over projected benefit obligation                                0
Unrecognized net gain                                             0
                                                              -----
Accrued pension costs included in
 accrued expenses                                             $   0
                                                              =====

The following are rates and assumptions used in determining the actuarial present value of the projected benefit obligations for fiscal 1997:



         Weighted average discount rate                       7.25%

         Expected long-term rate of
          return on assets                                    7.50%

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

15.      STOCK OPTIONS

         The Corporation has a compensatory stock option plan which enables the granting of options to officers to purchase shares of the Corporation's common stock at prices equal to fair market value at the date of grant. As the grant date coincides with the measurement date, and the option price is equal to the quoted market price at the measurement date, there is no related compensation expense. At March 31, 1998, no options were outstanding under this plan and options for 40,000 shares were available for future grants. Options generally become exerciseable two years after grant and expire within five years of grant.

         In connection with the Purchase Agreement (see Note 4) and pursuant to a stock option agreement dated December 15, 1993, the Corporation granted GF Mortgage Corporation the right and option to purchase 60,000 shares of the Corporation's common stock expiring on December 15, 1998 at an exercise price of $1.50 per share which was less than market value at the date of grant. The difference between the quoted market value of the shares at the date of grant and the option price for the grant was charged to the loss on sale of investments at the date of grant. As of March 31, 1998, 60,000 options are excercisable and no such options have been exercised.

16.      DIVIDEND REINVESTMENT PLAN

         Previously, the Corporation had established a Dividend Reinvestment Plan whereby holders of the Corporation's common stock may automatically invest cash dividend payments in additional shares of common stock at a price equal to 90% of the then market value, as defined, without payment of any brokerage commissions or service charge. No shares of common stock were issued under this plan during 1998 or 1997.

17.      LEASES

         The Corporation leases office space and equipment for use in operations. The leases generally provide that the Corporation pay taxes, insurance and maintenance expenses. Some leases contain renewal options, and rent payments change in accordance with changes in the Consumer Price Index. Rental expense relating to cancelable and noncancelable operating leases amounted to $31 and $33 for the years ended March 31, 1998 and 1997, respectively.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         As of March 31, 1998, future minimum rental payments required under noncancelable operating leases were as follows:

                    Year Ending                   Minimum
                     March 31,               Rental Payments
                     ---------               ---------------

                       1999                       $  36
                       2000                          35
                       2001                          32
                       2002                          23

                           TOTAL                  $ 126
                                                  -----

18.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Methods and assumptions for estimating the fair value of the Company's financial instruments are set forth below. Fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction costs.

         Loans - As substantially all of the Corporation's loans fall within the scope of SFAS No. 114, the estimated fair value for such loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or on recent external appraisals or other available market information if the loan is collateral dependent. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information and specific borrower information.

         Servicing Rights - The Corporation estimates fair value for its servicing rights by discounting expected net cash flows through maturity from servicing activities at market discount rates that reflect the credit and interest rate risk inherent in the servicing rights.

         Note Receivable - The fair value of the note receivable is estimated by discounting future cash flows at a current market rate of interest.

         Other On-Balance Sheet Financial Instruments - Other on-balance sheet financial instruments include cash and cash equivalents, restricted cash, accrued interest and a warehouse line of credit. The carrying value of each of these financial instruments is a reasonable estimation of fair value.

         Loans held for sale - For loans held for sale fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)

         The carrying values were equal to the estimated fair values of cash and cash equivalents, restricted cash, net investments, loans held for resale, note receivable, accrued interest, warehouse line of credit and net servicing rights as of March 31, 1998 and 1997.

         Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                    * * * * *