Form 10QSB
period 1998-06-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1998-07-29
CIK 730669

U. S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the  quarterly  period  ended June 30, 1998

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from  _____________  to  ______________

                         Commission file number 811-0969


                   The First Connecticut Capital Corporation
                   -----------------------------------------
                    (Exact name of small business issuer as)
                           (specified in its charter)

          Connecticut                                        06-0759497
---------------------------------                      -------------------
 (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                      Identification No.)

               1000 Bridgeport Avenue, Shelton, Connecticut 06484
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 944-5400
                                 --------------
                           (Issuer's telephone number)

             1000 Lafayette Boulevard, Bridgeport, Connecticut 06604
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes [   ] No  [ X ]

Item 1.  Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEET, JUNE 30, 1998
(Dollars in thousands,except share and per share amounts)
(Unaudited)


ASSETS
Investments:
Loans - net ..................................................          $   462
                                                                        -------

      Investments-net ........................................              462
                                                                        -------

Cash and cash equivalents ....................................              337
Restricted cash ..............................................              282
Loans held for sale ..........................................                0
Accrued interest .............................................               42
Servicing rights .............................................               14
Fixed assets .................................................               35
Notes Receivable .............................................              422
Other assets .................................................               36
                                                                        -------

TOTAL ASSETS .................................................          $ 1,630
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other accrued expenses ..................              267
                                                                        -------

TOTAL LIABILITIES ............................................              267
                                                                        -------

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares ...................              587
Paid-in surplus ..............................................            9,253
Accumulated deficit ..........................................           (8,477)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY ...................................            1,363
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................          $ 1,630
                                                                        =======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(Dollars in thousands,  except share and per share amounts)
(Unaudited)
                                                       Three Months    Three Months
                                                          Ended            Ended
                                                      Jun. 30, 1998   Jun. 30, 1997
                                                      -------------   -------------
INTEREST INCOME:
Interest and fees on loans ........................     $      30        $      25
                                                        ---------        ---------

OTHER OPERATING INCOME:
Servicing fees ....................................            26               42
Loan Origination fees .............................            50               31
Other fees ........................................            19                2
                                                        ---------        ---------

    Total Other Operating Income ..................            95               75
                                                        ---------        ---------

TOTAL INCOME ......................................           125              100
                                                        ---------        ---------
OTHER OPERATING EXPENSES:

Officers' salaries ................................            31               31
Other salaries ....................................             8               10
Directors' fees ...................................             2                5
Professional services .............................             6               13
Miscellaneous taxes ...............................             4                5
Employee and general insurance ....................             9               11
Rent ..............................................             6                7
Communications ....................................             3                3
Advertising and promotions ........................             1                2
Stock record and other financial expenses .........             2                1
Employees' pension plan ...........................            --                1
Depreciation expense ..............................             2                4
Other operating expenses ..........................            17               16
                                                        ---------        ---------
    Total Other Operating Expenses ................            91              109
                                                        ---------        ---------

NET INCOME (LOSS) .................................     $      34        $      (9)
                                                        =========        =========

INCOME (LOSS) PER COMMON SHARE ....................     $    0.03           ($0.01)
                                                        =========        =========
Weighted average number of
  common shares outstanding .......................     1,173,382        1,173,382
                                                        =========        =========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(Dollars in thousands, except share and per share amounts)
(Unaudited)
                                         Common Stock
                                   ---------------------                                         Total
                                   Number Of                   Paid-In       Accumulated     Stockholders'
                                     Shares       Amount       Surplus        Deficit           Equity
                                    ---------       ----        ------        -------           ------
BALANCE, MARCH 31, 1997             1,173,382       $587        $9,253        ($8,794)          $1,046


Net Loss                                                                         (9)              (9)
                                    ---------       ----        ------        -------           ------

BALANCE, JUNE 30, 1997              1,173,382       $587        $9,253        ($8,803)          $1,037
                                    =========       ====        ======        =======           ======



BALANCE, MARCH 31, 1998             1,173,382       $587        $9,253        ($8,511)          $1,329

Net Income                                                                          34              34

                                    ---------       ----        ------        -------           ------
BALANCE, JUNE 30, 1998              1,173,382       $587        $9,253        ($8,477)          $1,363
                                    =========       ====        ======        =======           ======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(Dollars in thousands)
(Unaudited)
                                                                                 Three Months                   Three Months
                                                                             Ended Jun 30, 1998             Ended Jun 30, 1997
                                                                             ------------------             ------------------
OPERATING ACTIVITIES
   Net income (loss) ....................................................          $    34                        ($    9)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation .....................................................                2                              4
       Amortization of discount on note receivable ......................               (2)                          --
       Principal collected on note receivable ...........................               30                           --
       Origination of loans held for sale ...............................           (2,350)                        (1,271)
       Proceeds from sale of loans held for sale ........................            2,444                          1,551
       Decrease in Partnership loans ....................................               91                           --
       Increase in accrued interest receivable ..........................              (21)                            (5)
       (Increase)  in other assets ......................................               (1)                             3
       Increase (Decrease) in accounts payable and other accrued expenses              125                            (29)
       Increase in restricted cash ......................................             (233)                          --
                                                                                   -------                        -------

            Net cash provided by operating activities ...................              119                            244
                                                                                   -------                        -------

INVESTING ACTIVITIES
   Principal collected on investments ...................................                4                              7
                                                                                   -------                        -------

            Net cash provided by investing activities ...................                4                              7
                                                                                   -------                        -------

FINANCING ACTIVITIES
  Decrease in warehouse line of credit ..................................                0                           (308)
                                                                                   -------                        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................              123                            (57)

CASH AND CASH EQUIVALENTS, BEGINNING ....................................              214                            211
                                                                                   -------                        -------

CASH AND CASH EQUIVALENTS, ENDING .......................................          $   337                        $   154
                                                                                   =======                        =======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly The First Connecticut Small Business Investment Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Corporation's annual report filed on Form 10-KSB for the year ended March 31, 1998.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Corporation had net income for the three months ended June 30, 1998 of $34,000 compared to a net loss of $9,000 for the comparable period of the prior year.

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker.


Interest Income and Other Operating Income

         Interest and fees on loans has increased $5,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase is the result of interest collected on Partnership loans and Loans held for sale.

         Loan origination fees increased $19,000 for the three months ended June 30, 1998 as compared with the comparable period of the prior year. This increase was due to the increase of mortgage loans originated and funded by the Corporation. Other fee income increased by $17,000 from the prior year due to a non-recurring management fee of $5,000 and interest earned on idle funds.

         Servicing fees declined by $16,000 for the three months ended June 30, 1998 as compared to the prior period. This decline is due to the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993).

THE FIRST CONNECTICUT CAPITAL CORPORATION

Other Operating Expense

         Other operating expenses declined $18,000 during the three months ended June 30, 1998 as compared to the comparable period of the prior year due primarily to a decreases in legal and directors fees, and an overall reduction in all operating expenses.

Plan of Operation

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential properties and other real estate. These loans are predominately secured by first mortgage liens on residential properties and are sold to qualified investors with origination and servicing fees retained by the Corporation. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans held prior to sale and mortgage servicing rights. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions.

THE FIRST CONNECTICUT CAPITAL CORPORATION

         It is anticipated that the Corporation will continue to increase its level of activities in these areas creating servicing fees and interest income.

         The Corporation has approximately $337,000 of unrestricted cash and cash equivalents and approximately $1.363 million of Stockholders' Equity at June 30, 1998.

         The Corporation currently anticipates that during the year ending March 31, 1999, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations

         The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support the growth of the Corporation

         The Corporation believes that cash on hand and the internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 1999. The Corporation took certain action steps during the year ended March 31, 1997 to decrease its cash flow requirements for the years ended March 31, 1998 and 1997. Those steps included an overall salary reduction and a restatement and termination of the pension plan. As a result of the Note with Walsh Securities the Corporation's cash flow will increase by $120,000 a year. Management also believes additional steps can be taken if necessary.

THE FIRST CONNECTICUT CAPITAL CORPORATION

PARTNERSHIP

The Corporation has formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership (the "Partnership") as to which the Corporation is the General Partner. The intent of this new entity is to sell units in the Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units for the purpose of funding a short-term Portfolio Loan Program for the Partnership. The limited partners will be limited to investors who qualify as "Accredited Investors" as defined in Regulation D, promulgated under the Securities Act of 1933. This program would generate income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Partnership from the funds invested by the limited partner. As of June 30, 1998 the Corporation has sold 33 units.


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

                                                   THE FIRST CONNECTICUT CAPITAL
                                                   CORPORATION
                                                         (Registrant)

Date:   July 29, 1998                          By: /s/David Engelson
                                                   -----------------
                                                   David Engelson
                                                   President and Chief Financial
                                                   Officer