Form 10QSB
period 1998-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1998-11-12
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1998
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         For the transition period from _____________ to ______________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes      No  X
                                        ----     ----

Item 1.  FINANCIAL STATEMENTS
         --------------------

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, SEPTEMBER 30, 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------
(UNAUDITED)
-----------



ASSETS
------
Investments:
Loans - net                                                         $458
                                                              -----------

      Investments-net                                                458
                                                              -----------

Cash and cash equivalents                                            112
Restricted cash                                                       50
Loans held for sale                                                  336
Accrued interest                                                      38
Servicing rights                                                      14
Fixed assets                                                          33
Note receivable                                                      411
Other assets                                                          35
                                                              -----------

TOTAL ASSETS                                                      $1,487
                                                              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and other accrued expenses                           25
                                                              -----------

TOTAL LIABILITIES                                                     25
                                                              -----------


STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                           587
Paid-in surplus                                                    9,253
Accumulated deficit                                               (8,378)
                                                              -----------

TOTAL STOCKHOLDERS' EQUITY                                         1,462
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,487
                                                              ===========


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------
(UNAUDITED)
-----------

                                                 THREE MONTHS   SIX MONTHS     THREE MONTHS   SIX MONTHS
                                                 ------------   ----------     ------------   ----------
                                                    ENDED           ENDED         ENDED         ENDED
                                                  SEP. 30,1998  SEP. 30,1998   SEP. 30,1997  SEP. 30,1997
                                                  ------------  ------------   ------------  ------------
INTEREST INCOME:
Interest and fees on loans                        $        43   $        73   $        26    $        51
                                                  -----------   -----------   -----------    -----------

INTEREST EXPENSE:
Interest expense                                            2             2          --             --

RECOVERY OF INVESTMENT LOSSES                              60            60           205            205
                                                  -----------   -----------   -----------    -----------

NET INTEREST INCOME AFTER
   RECOVERY OF INVESTMENT LOSSES                          101           131           231            256
                                                  -----------   -----------   -----------    -----------

OTHER OPERATING INCOME:
Servicing fees                                             27            53            32             74
Loan Origination fees                                      71           121            20             51
Other fees                                                  1            20             1              3
                                                  -----------   -----------   -----------    -----------
    Total Other Operating Income                           99           194            53            128
                                                  -----------   -----------   -----------    -----------

TOTAL INCOME                                              200           325           284            384
                                                  -----------   -----------   -----------    -----------

OTHER OPERATING EXPENSES:
Amortization of servicing rights                            0             0            10             10
Collection expenses                                         1             1            (1)            (1)
Officers' salaries                                         34            65            36             67
Other salaries                                              9            17             9             19
Directors' fees                                             2             4             4              9
Professional services                                      11            17             6             19
Miscellaneous taxes                                         4             8             7             12
Employee and general insurance                              8            17             6             17
Rent                                                        7            13             7             14
Communications                                              2             5             3              6
Advertising and promotions                                  0             1             1              3
Stock record and other financial expenses                   1             3             2              3
Employees' pension plan                                     0             0             1              2
Depreciation expense                                        2             4             3              7
Other operating expenses                                   20            37            10             26
                                                  -----------   -----------   -----------    -----------
    Total Other Operating Expenses                        101           192           104            213
                                                  -----------   -----------   -----------    -----------

NET INCOME BEFORE LOAN LOSSES                              99           133           180            171
                                                  -----------   -----------   -----------    -----------

Loan Losses                                                 0             0           156            156
                                                  -----------   -----------   -----------    -----------

NET INCOME                                        $        99   $       133   $        24    $        15
                                                  ===========   ===========   ===========    ===========


INCOME PER COMMON SHARE (BASIC AND DILUTED)       $      0.08   $      0.11   $      0.02    $      0.01
                                                  ===========   ===========   ===========    ===========

Weighted average number of
  common shares outstanding (Basic and Diluted)     1,173,382     1,173,382     1,173,382      1,173,382
                                                  ===========   ===========   ===========    ===========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------
(UNAUDITED)
-----------

                                  COMMON STOCK                                       TOTAL
                              NUMBER OF                PAID-IN      ACCUMULATED   STOCKHOLDERS'
                               SHARES      AMOUNT      SURPLUS       DEFICIT         EQUITY
                               ------      ------      -------       -------         ------

BALANCE, MARCH 31,1997        1,173,382   $     587   $   9,253   ($  8,799)   $   1,041


Net Income                                                               15           15
                              ---------   ---------   ---------   ---------    ---------

BALANCE, SEPTEMBER 30,1997    1,173,382   $     587   $   9,253   ($  8,784)   $   1,056
                              =========   =========   =========   =========    =========



BALANCE, MARCH 31,1998        1,173,382   $     587   $   9,253   ($  8,511)   $   1,329

Net Income                                                              133          133

                              ---------   ---------   ---------   ---------    ---------
BALANCE, SEPTEMBER 30, 1998   1,173,382   $     587   $   9,253   ($  8,378)   $   1,462
                              =========   =========   =========   =========    =========


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(DOLLARS IN THOUSANDS)
----------------------
(UNAUDITED)
-----------

                                                                   SIX MONTHS     SIX MONTHS
                                                                     ENDED          ENDED
                                                                 SEP 30, 1998     SEP 30, 1997
                                                                --------------   -------------

OPERATING ACTIVITIES
   Net income                                                        $   133    $    15
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Investment gains                                                    0        (49)
       Recovery of investment losses                                     (60)         0
       Depreciation                                                        4          7
       Amortization of servicing rights                                    0         10
       Amortization of discount on note receivable                       (11)         0
       Principal collected on note receivable                             50          0
       Origination of loans held for sale                             (4,525)    (2,241)
       Proceeds from sale of loans held for sale                       4,283      2,505
       Decrease in Partnership loans                                      91          0
       (Increase) decrease in accrued interest receivable                (17)         4
       Decrease  in other assets                                           0          2
       (Decrease) increase in accounts payable /
          other accrued expenses                                        (117)       140
       Increase in restricted cash                                         1          0
                                                                     -------    -------

            Net cash (used in) provided by operating activities         (168)       393

INVESTING ACTIVITIES
   Principal collected on investments                                     66         68
                                                                     -------    -------

            Net cash provided by investing activities                     66         68
                                                                     -------    -------

FINANCING ACTIVITIES
   Decrease in warehouse line of credit                                    0       (308)
                                                                     -------    -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (102)       153

CASH AND CASH EQUIVALENTS, BEGINNING                                     214        211
                                                                     -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                    $   112    $   364
                                                                     =======    =======

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Corporation's annual report filed on Form 10-KSB for the year ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker.

         The Corporation had net income of $133,000 and $15,000 for the six months ended September 30, 1998 and 1997, respectively.

INTEREST INCOME AND OTHER OPERATING INCOME
------------------------------------------

         Interest and fees on loans increased $22,000 for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997. This increase is the result of interest collected on Partnership loans and Loans held for sale.

         Loan origination fees increased $70,000 for the six months ended September 30, 1998, as compared with the comparable period of the prior year. This increase was due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management credits successful marketing of its knowledge of construction lending, its ability to service loan demand from homebuilders and the successful general climate for the construction industry for such increase.

         Servicing fees net of amortization declined by $11,000 for the six months ended September 30, 1998, as compared to the same period in the prior year. This decline is due to the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Servicing fees generated by this portfolio will continue to decline as the portfolio continues to be liquidated in accordance with such Loan and Real Property Purchase Agreement. However, management feels this decline will be off set due to the increase in the servicing fees earned on its short-term construction and remodeling mortgages loans and the Limited Partnership portfolios.

THE FIRST CONNECTICUT CAPITAL CORPORATION

OTHER OPERATING EXPENSE
-----------------------

         Other operating expenses declined $21,000 during the six months ended September 30, 1998, as compared to the comparable period of the prior year, primarily due to a decrease in director's fees and amortization of servicing rights, as well as an overall reduction in all operating expenses. Management believes that significant further reduction of these other operating expenses will be difficult to achieve, based on the already extensive reductions which have already been effected.

PLAN OF OPERATION
-----------------

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential properties and other real estate. These loans are predominately secured by first mortgage liens on residential properties and are sold to qualified investors, with origination and servicing fees retained by the Corporation. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans held prior to sale and mortgage servicing rights. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions, and such short-term mortgages presently constitute and are expected to continue to constitute a significant portion of the Corporation's loan portfolio.

         It is anticipated that based on the favorable climate in the construction industry in Connecticut, the Corporation will continue to increase its level of activities in these areas, thus generating additional servicing fees and interest income. Management is cognizant, however, that since home construction is seasonal in nature, loan origination fees are likely to be lower in the third quarter than during the first two quarters.

         As of September 30, 1998, the Corporation had approximately $112,000 of unrestricted cash and cash equivalents and approximately $1.462 million of Stockholders' Equity.

         The Corporation currently anticipates that during the fiscal year ending March 31, 1999, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. If construction loan demand continue to increase, the Corporation will require additional cash to service those requirements. The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support this anticipated growth. Management is attempting to pursue a line of credit or "warehouse line" to fund continued lending growth on a short-term basis and is seeking to increase its sale of limited partnership units to provide more stable, longer term funding. See "Limited Partnership" below.

THE FIRST CONNECTICUT CAPITAL CORPORATION

         The Corporation believes that cash on hand and internally generated funds will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the fiscal year ending March 31, 1999.



LIMITED PARTNERSHIP
-------------------

         On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership (the "Partnership"), of which the Corporation is the general partner. The Partnership sells units to investors, thus providing a significant portion of the Corporation's short-term Portfolio Loan Program. The limited partners must be investors who qualify as "Accredited Investors" as defined in Regulation D, promulgated under the Securities Act of 1933.

The short-term Portfolio Loan Program generates income to the Corporation by enabling the Corporation to fund loans, which bear a greater rate of return than the return paid to the Limited Partners. As of September 30, 1998 the Corporation has sold 53 units, of which 20 units were sold during the quarter ended September 30, 1998, generating $1,000,000 of funds for lending activities during quarter ended September 30,1998.

PART II. OTHER INFORMATION

YEAR 2000 READINESS
-------------------

         The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation has begun to update hardware and software utilizing internal resources. Much of the Corporation's software currently in use is Year 2000 compliant, and accordingly, Year 2000 issues are not expected to have a material impact on the Corporation's future financial condition. As of September 30, 1998, the Corporation has expensed approximately $2,000 on costs associated with Year 2000 issues, and the Corporation expects to incur additional expenses of $3,000 to $5,000 in 1999.

ANNUAL MEETING OF STOCKHOLDERS
------------------------------

         The Corporation held an Annual Meeting of Stockholders on October 20, 1998. The meeting was held to elect six Directors for the ensuing year, ratify the appointment of the firm of Deloitte & Touche as auditors of the Corporation and to conduct any other business that may properly come before the meeting. At the meeting, the Shareholders elected four new Directors, Jan E. Cohen, Thomas D'Addario, Ronald Farrell and Michael L. Goldman, who will serve with David Engelson and Lawrence R. Yurdin, who have been Directors since 1960 and 1986, respectively. 915,131 shares, representing 78% of the issued and outstanding voting stock of the Corporation as of August 24, 1998, voted at the meeting.

THE FIRST CONNECTICUT CAPITAL CORPORATION

         The Corporation feels that this newly-elected new board possesses expertise and backgrounds in fields related to the Corporation's primary business, which will be instrumental in assisting the Corporation to meet the challenges of increasing its demand for loans and securing additional sources of funding.

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

                          THE FIRST CONNECTICUT CAPITAL
                                                     CORPORATION
                                                     (Registrant)

Date:   November__________, 1998            By:_________________________________
                                                    Lawrence R. Yurdin
                                                          President