Form 10QSB
period 1998-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1999-02-11
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended DECEMBER 31, 1998
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           EXCHANGE ACT
     For the transition period from _____________ to ______________

                         Commission file number 811-0969
                                                --------
                   THE FIRST CONNECTICUT CAPITAL CORPORATION
                   -----------------------------------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS)
                           (SPECIFIED IN ITS CHARTER)

           CONNECTICUT                              06-0759497
           -----------                              ----------
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

              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X    No
                                 ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
                   -------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     1,173,382

Transitional Small Business Format:  Yes       No  X
                                        ----     ----

Item 1.  FINANCIAL STATEMENTS
         --------------------

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, DECEMBER 31, 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------
(UNAUDITED)
-----------



ASSETS
------
Investments:
Loans - net                                                        $638
                                                             -----------

      Investments-net                                               638
                                                             -----------

Cash and cash equivalents                                           276
Restricted cash                                                      50
Loans held for sale                                                 485
Partnership loans                                                    15
Accrued interest                                                     31
Servicing rights                                                     14
Fixed assets                                                         27
Note receivable                                                     379
Other assets                                                         47
                                                             -----------

TOTAL ASSETS                                                     $1,962
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Accounts payable and other accrued expenses                         331
                                                             -----------

TOTAL LIABILITIES                                                   331
                                                             -----------


STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                          587
Paid-in surplus                                                   9,253
Accumulated deficit                                              (8,209)
                                                             -----------

TOTAL STOCKHOLDERS' EQUITY                                        1,631
                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,962
                                                             ===========




See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------
(UNAUDITED)
-----------

                                            Three Months   Nine Months  Three Months  Nine Months
                                               Ended         Ended         Ended         Ended
                                            Dec. 31,1998  Dec. 31,1998  Dec. 31,1997  Dec. 31,1997
                                            ------------  ------------  ------------  ------------
INTEREST INCOME:
Interest and fees on loans ..............   $        27   $       100   $        23    $        74
                                            -----------   -----------   -----------    -----------

INTEREST EXPENSE:
Interest expense ........................             2             4          --             --

RECOVERY OF INVESTMENT LOSSES ...........           183           243             0             49
                                            -----------   -----------   -----------    -----------

NET INTEREST INCOME AFTER
   RECOVERY OF INVESTMENT LOSSES ........           208           339            23            123
                                            -----------   -----------   -----------    -----------

OTHER OPERATING INCOME:
Servicing fees ..........................            28            81            27            101
Loan Origination fees ...................            37           158            60            111
Other fees ..............................             1            21            10             13
                                            -----------   -----------   -----------    -----------
    Total Other Operating Income ........            66           260            97            225
                                            -----------   -----------   -----------    -----------

TOTAL INCOME ............................           274           599           120            348
                                            -----------   -----------   -----------    -----------

OTHER OPERATING EXPENSES:
Collection expenses .....................             1             2             1              0
Officers' salaries ......................            34            99            26            103
Other salaries ..........................            10            27            19             28
Directors' fees .........................             1             5             0              9
Professional services ...................            15            32             5             24
Miscellaneous taxes .....................             4            12             3             15
Employee and general insurance ..........            12            29             7             24
Loss on note receivable .................             0             0            44             54
Rent ....................................             9            22             8             22
Communications ..........................             3             8             2              8
Advertising and promotions ..............             1             2             1              4
Stock record and other financial expenses             1             4             0              3
Employees' pension plan .................             0             0             5              7
Depreciation expense ....................             2             6             4             11
Other operating expenses ................            12            49            15             41
                                            -----------   -----------   -----------    -----------
    Total Other Operating Expenses ......           105           297           140            353
                                            -----------   -----------   -----------    -----------



NET INCOME (LOSS) .......................   $       169   $       302   $       (20)   $        (5)
                                            ===========   ===========   ===========    ===========


INCOME (LOSS) PER COMMON SHARE
     (BASIC AND DILUTED) ................   $      0.14   $      0.26   ($     0.02)   ($     0.00)
                                            ===========   ===========   ===========    ===========

Weighted average number of
  common shares outstanding
  (Basic and Diluted) ...................     1,173,382     1,173,382     1,173,382      1,173,382
                                            ===========   ===========   ===========    ===========



See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------
(UNAUDITED)
-----------

                                      Common Stock                                     Total
                               Number Of                  Paid-In      Accumulated   Stockholders'
                                Shares       Amount       Surplus       Deficit         Equity
                                ------       ------       -------       -------         ------

BALANCE, MARCH 31,1997        1,173,382    $      587    $    9,253   ($   8,794)   $    1,046


Net Loss                           --            --            --             (5)           (5)
                             ----------    ----------    ----------   ----------    ----------

BALANCE, DECEMBER 31,1997     1,173,382    $      587    $    9,253   ($   8,799)   $    1,041
                             ==========    ==========    ==========   ==========    ==========



BALANCE, MARCH 31,1998        1,173,382    $      587    $    9,253   ($   8,511)   $    1,329

Net Income                        --            --            --             302           302

                             ----------    ----------    ----------   ----------    ----------
BALANCE, DECEMBER 31, 1998    1,173,382    $      587    $    9,253   ($   8,209)   $    1,631
                             ==========    ==========    ==========   ==========    ==========



See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS)
----------------------
(UNAUDITED)
-----------

                                                               Nine Months     Nine Months
                                                                 Ended           Ended
                                                               Dec 31, 1998   Dec 31, 1997
                                                               ------------   ------------

OPERATING ACTIVITIES
   Net income                                                     $   302    ($    5)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Loss on note receivable                                          0         54
       Recovery of investment losses                                 (243)       (49)
       Depreciation                                                     6         11
       Decrease in servicing rights                                     0        311
       Amortization of discount on note receivable                    (19)         0
       Decrease (Increase) on note receivable                          90       (471)
       Origination of loans held for sale                          (6,508)    (4,979)
       Proceeds from sale of loans held for sale                    6,117      5,198
       Decrease in Partnership loans                                   76          0
       (Increase) Decrease  in accrued interest receivable            (10)         8
      (Increase)  Decrease  in other assets                           (12)       216
       Increase in accounts payable / other accrued expenses          189        151
       Increase in restricted cash                                     (1)      (234)
                                                                  -------    -------

            Net cash (used in) provided by operating activities       (13)       211

INVESTING ACTIVITIES
   Principal collected on investments                                  71         71
   Loss on disposal of  fixed assets                                    4          0
                                                                  -------    -------

            Net cash provided by investing activities                  75         71
                                                                  -------    -------

FINANCING ACTIVITIES
   Decrease in warehouse line of credit                                 0       (317)
                                                                  -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       62        (35)

CASH AND CASH EQUIVALENTS, BEGINNING                                  214        211
                                                                  -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                 $   276    $   176
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

         The Corporation had net income of $302,000 and a net loss of $5,000 for the nine months ended December 31, 1998 and 1997, respectively.

INTEREST INCOME AND OTHER OPERATING INCOME
------------------------------------------

         Interest and fees on loans increased $26,000 for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. This increase is the result of interest collected on Partnership loans and Loans held for sale.

         Loan origination fees increased $47,000 for the nine months ended December 31, 1998, as compared with the comparable period of the prior year. This increase was due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction lending, its ability to service loan demand from homebuilders and the favorable general climate for the construction industry.

         Servicing fees declined by $20,000 for the nine months ended December 31, 1998, as compared to the same period in the prior year. This decline is due to the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Servicing fees, generated by this portfolio will continue to decline as the portfolio continues to be liquidated in accordance with such Loan and Real Property Purchase Agreement. However, management feels this decline will be off set by the increase in the servicing fees earned on its short-term construction and remodeling mortgages loans and the Limited Partnership portfolios.
                                        6

THE FIRST CONNECTICUT CAPITAL CORPORATION

OTHER OPERATING EXPENSE
-----------------------

         Total other operating expenses declined $56,000 during the nine months ended December 31, 1998, as compared to the comparable period of the prior year. This change is due to a decrease in director's fees and the employees pension plan, and is offset by the increase in professional fees and the issuance of Directors and Officers Liability insurance policy. This change is also due to a non-recurring loss on a note receivable received by the Corporation in satisfaction of the termination of an Asset Management and Loan Servicing Agreement. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the already extensive reductions that have already been effected.

RECOVERY OF INVESTMENT LOSSES
-----------------------------

         The Corporation recorded a recovery of investment losses for the nine months ended December 31, 1998 and 1997 of $243,000 and $49,000, respectively. On January 26, 1999 an existing portfolio loan dated July 31, 1986 in the original amount of $500,000 was recast. The Modification and Extension Agreement includes additional collateral in the form of a first mortgage position on adjacent real estate as well as an assignment of lease from the tenant occupying this additional parcel. The additional collateral further solidifies the Corporation's original security and eliminates the need for a reserve on this loan. Therefore, a recovery of $183,000 was recorded during the quarter ended December 31, 1998 reflecting the reversal of the reserve on this loan. The Corporation also recorded recoveries of $60,000 and $49,000 during the nine months ended December 31, 1998 and 1997, respectively resulting from the reversal of excess reserves on loans liquidated during the period.

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

         It is anticipated that based on the favorable climate in the construction industry in Connecticut, the Corporation will continue to increase its level of activities in these areas, thus generating additional servicing fees and interest income. Management is cognizant that home construction is seasonal in nature, and loan originations, as expected, were lower in the third quarter. The level of activity is expected to improve with the approach of the spring market.
                                        7

THE FIRST CONNECTICUT CAPITAL CORPORATION

         As of December 31, 1998, the Corporation had approximately $276,000 of unrestricted cash and cash equivalents and approximately $1.631 million of Stockholders' Equity.

         The Corporation currently anticipates that during the fiscal year ending March 31, 1999, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. If construction loan demand continues to increase, the Corporation will require additional cash to service those requirements. The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support this anticipated growth. Management is currently negotiating a credit facility up to $1,000,000 with a major regional bank, which will greatly assist the Corporation in meeting its loan demand. Hopefully, this is the first step in establishing a conventional banking relationship that will continue to grow and thus enabling the Corporation to increase its volume of business.

         The Corporation believes that cash on hand, internally generated funds and the new credit facility will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the fiscal year ending March 31, 1999.


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

The short-term Portfolio Loan Program generates income to the Corporation by enabling the Corporation to fund loans, which bear a greater rate of return than the return paid to the Limited Partners. As of December 31, 1998 the Corporation sold 71 units, of which 18 units were sold during the quarter ended December 31, 1998, generating $900,000 of funds for lending activities during the quarter ended December 31,1998.

THE FIRST CONNECTICUT CAPITAL CORPORATION

PART II. OTHER INFORMATION

YEAR 2000 READINESS
-------------------

         The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation has received assurance from vendors that its software is year 2000 compliant and year 2000 issues are not expected to have a material impact on the Corporations' future condition or operations. The Corporations contingency plan involves the use of a manual system that runs dual with the automated system and replacement or repair of the problem software. As of December 31, 1998, the Corporation has expensed approximately $2,000 on costs with Year 2000 issues, and the Corporation expects to incur additional expenses of $3,000 to $5,000 in 1999.

ANNUAL MEETING OF STOCKHOLDERS
------------------------------

         The Corporation held an Annual Meeting of Stockholders on October 20, 1998. The meeting was held to elect six Directors for the ensuing year, ratify the appointment of the firm of Deloitte & Touche, LLP as auditors of the Corporation and to conduct any other business that may properly come before the meeting. At the meeting, the Shareholders elected four new Directors, Jan E. Cohen, Thomas D'Addario, Ronald Farrell and Michael L. Goldman, who will serve with David Engelson and Lawrence R. Yurdin, who have been Directors since 1960 and 1986, respectively. Shareholders with an aggregate of 915,131 shares, representing 78% of the issued and outstanding voting stock of the Corporation as of August 24, 1998, voted at the meeting.

         The Corporation feels that this newly elected board possesses expertise and backgrounds in fields related to the Corporation's primary business, which will be instrumental in assisting the Corporation to meet the challenges of increasing its demand for loans and securing additional sources of funding.

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

                                                THE FIRST CONNECTICUT CAPITAL
                                                CORPORATION
                                                (Registrant)

Date:   February __________, 1999           By:_________________________________
                                                 Lawrence R. Yurdin
                                                       President