Form 10KSB
period 1999-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1999-06-16
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

         Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended MARCH 31, 1999.
                        Commission File number: 811-0969

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

      CONNECTICUT                                    06-0759497
------------------------                        -------------------
(State of Incorporation)                          (IRS Employer
                                                Identification No.)

1000 BRIDGEPORT AVENUE, SHELTON, CONNECTICUT           06484
--------------------------------------------         ---------
  (Address of principal executive offices)            Zip Code

Registrant's telephone number     (203) 944-5400
                                  --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE
         Name of each exchange on
             which registered:
         -------------------------
                  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
           Title of Class
           --------------
             COMMON

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year:  $815,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 3, 1999 based on the closing sales price of such stock on such date was approximately $428,000

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No_____

The number of shares outstanding of the registrant's common stock as of June 3, 1999 was 1,173,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The following documents are hereby incorporated by reference into the following Parts of this Form 10-KSB: (1) financial statements and Independent Auditors' Report for the fiscal years ended March 31, 1999 and 1998 is incorporated by reference into Part II Item 7.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
-------

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

         As of June 3, 1999, the Corporation serviced a total portfolio of approximately $10,549,000, consisting, in part, of mortgage loans which were sold by the Corporation to GF Mortgage Corporation, a subsidiary of Gruntal Financial Corporation, a subsidiary of The Home Insurance Corporation, on December 15, 1993. On April 19, 1996, GF Mortgage Corporation was sold to Walsh Acquisition Company, also known as Walsh Securities. On October 27, 1997 the balance of that portfolio was sold to Greenwich Capital Financial Corporation. The Corporation continues to service the remaining balance of $3,470,000 as of June 3, 1999, under a new service agreement. The Corporation also services its Portfolio Loan Program, which had an outstanding balance of $3,490,000 at June 3, 1999. In addition the Corporation as General partner also services loans for First Connecticut Capital Mortgage Fund A, Limited Partnership, which had a mortgage loan balance of $3,589,000 at June 3, 1999.

HISTORY
-------

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

         The Corporation was granted a license by the State of Connecticut Department of Banking to engage in business as a First Mortgage
Loan-Lender/Broker on April 8, 1994. The Corporation is also licensed by the State of Connecticut as a Second Mortgage Lender/Broker.

         On December 28, 1994 the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

         On August 3, 1995 the Corporation was granted a license by the State of Massachusetts, Department of Banking, to engage in business as a Mortgage Lender.

SEASONALITY
-----------

         The Corporation's business and the mortgage banking industry as a whole is generally subject to seasonal trends which reflect a pattern of home sales and resales. Loan originations typically peak during the spring and summer seasons and decline from mid-November through January. Prior to January 1996 the Corporation focused its efforts on refinances of mortgages on residential properties, which was generally the case throughout the industry. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions. These loans are predominately secured by first mortgage liens on residential properties and are sold to qualified investors or to the limited partnership as defined below with fees retained for servicing.

COMPETITION
-----------

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

REGULATION
----------

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

PERSONNEL
---------

         As of June 3, 1999, the Corporation had 4 employees, all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. The Corporation believes that its relations with its employees are good.

INVESTMENT POLICIES
-------------------

         (i) Investments in real estate - The Corporation does not invest in real estate or interests in real estate but may acquire real estate by foreclosure of mortgage loans owned by the Corporation or by deed in lieu of foreclosure. Primarily such properties would consist of 1-4 family dwellings or un-improved building sites. The Corporation does not intend to own or operate properties for an extended period of time but rather its policy is to sell such properties at fair market value as soon as possible.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Corporation is located at 1000 Bridgeport Avenue, Shelton, Connecticut. The office contains 1,772 square feet of space which the Corporation currently leases from an unaffiliated party pursuant to a 5-year lease expiring December 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Corporation's common stock is traded over the counter, and the high
(bid) and low (asked) prices of the Corporation's stock are quoted in the NASDAQ Electronic Bulletin under the symbol FCCC.

         Following are the high and low bid prices for the Corporation's common stock during the fiscal years ended March 31, 1999 and 1998 according to the NASDAQ Electronic Bulletin.
                                                     HIGH              LOW
                                                     ----              ---
        1998
        ----
        First Quarter                        $      .25000       $   .20000
        Second Quarter                              .43750           .15000
        Third Quarter                               .32000           .21875
        Fourth Quarter                              .26000           .22000

                                                      HIGH              LOW
                                                      ----              ---
        1999
        ----
        First Quarter                          $     .9375         $   .2200
        Second Quarter                               .5700             .2500
        Third Quarter                                .4300             .2800
        Fourth Quarter                               .4300             .2900

         The approximate number of stockholders of record on June 3, 1999 was 1,440 and the Corporation estimates that it has a total of approximately 1,750 beneficial shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately 40 cents. The Corporation has not paid any dividends on its Common Stock since April 27, 1990. The Corporation currently intends to retain earnings, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

         The Corporation had net income of $808,000 for the year ended March 31, 1999 compared to a net income of $288,000 for the year ended March 31, 1998. The increase of $502,000 is due primarily to an increase in net gains on sales of loans, interest and fees on loans, and an income tax benefit of $418,000.

         Total interest and fee income for 1999 was $328,000 as compared to total interest and fee income for 1998 of $270,000 an increase of $58,000 or 21%. This increase was a result of interest and fees collected on loans held for sale and partnership loans.

         In 1999, the Corporation recorded a $261,000 reduction to the allowance for loan losses representing the reversal of specific reserves attributable to the modification of an existing portfolio loan and the payoff of another loan. The Modification and Extension Agreement includes additional collateral in the form of a first mortgage position on adjacent real estate as well an assignment of a lease from the tenant occupying this additional parcel. This additional collateral further solidifies the Corporation's original security and eliminates the need for a reserve on this loan.

         In 1998,the Corporation recorded $268,000 of income from the recovery of a note payable. There was no such item in 1999.

         In 1999 the Corporation recognized $79,000 in net gains on loans held for sale compared to $14,000 in 1998. This increase is due to increases in the number and dollar amount of mortgage loans originated and sold by the Corporation. Management attributes this increase to the successful marketing of its expertise in construction lending, its ability to properly service loan demand from homebuilders and the favorable general climate for the construction industry.
                                        5

         Total operating expenses for 1999 were $425,000 as compared to $468,000 in 1998, a decrease of $43,000 or 9%. This decrease was primarily due to the decrease in officer salaries, amortization of servicing rights and loss on note receivable previously discussed, offset by an increase in professional fees, the issuance of a Directors and Officers liability insurance policy and costs associated with the Corporation's Annual Meeting. Included in the net income for the year ended March 31, 1998 is a loss of $52,000 resulting from the assignment on October 27, 1997 of the loan portfolio serviced by the Corporation under the Asset Management Loan Servicing Agreement Dated December 15, 1993 (the "Agreement") from Walsh Securities to Greenwich Capital Financial Products, Inc. The Corporation exchanged the unamortized balance of mortgage servicing rights for the Walsh Portfolio and related receivable for certain collection costs for a $560,000 non interest bearing note (the "Note"). The Note was discounted approximately $78,000 to reflect a market rate of interest. The amortization of servicing rights under the Agreement ended in fiscal year 1998 due to the aforementioned assignment of the Walsh loan portfolio to Greenwich Capital Financial Products. However, the Corporation continues to service the portfolio for Greenwich Capital under a new agreement. During 1999, the Corporation has continued to reduce overall operating expenses. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the already extensive reductions that have already been effected.

         A net income tax benefit of $418,000 was recorded in 1999, which reflects the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that will be more likely than not recoverable based on current and projected profitability.

PLAN OF OPERATION
-----------------

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

         The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. Management plans to actively pursue strategic acquisitions or mergers of other finance companies in order to implement its business plan of expansion.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At March 31, 1999 and 1998, the Corporation had cash and cash equivalents of $385,000 and $214,000, respectively.

         On March 5, 1999 the Corporation closed on a Commercial Line of Credit with The Hudson United Bank (formerly Lafayette American Bank & Trust Company). This $1,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate. There were no advances outstanding on this line of credit at March 31, 1999. The Corporation is hopeful that this is the first step in establishing a long-term conventional banking relationship that will continue to grow and enable the Corporation to increase its volume of business.
                                        6

         The Corporation currently anticipates that during the year ending March 31, 2000, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability on its new line of credit will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2000. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. Although the Corporation anticipates increased activities in originating mortgage loans, the difficulties experienced within the relevant economic markets still exist and there are no assurances that increased activity will occur. If construction loan demand continues to increase, the Corporation will require additional cash to service those requirements. Due to the aforementioned line of credit, the Corporation feels it will be able to meet these cash requirements. The Corporation took certain steps during the year ended March 31, 1998 to decrease its cash flow requirements for the years ended March 31, 1998 and 1999. Those steps included a management salary reduction and a restatement and termination of the pension plan. The Corporation also continues to decrease its cash flow requirements by monitoring all expenses. As a result of the aforementioned Note with Walsh Securities the Corporation's cash flow increased by $120,000 a year. Management also believes additional steps can be taken if necessary.

         The Corporation continues to investigate and pursue alternative and supplementary methods to financing its operations and to support the growth of the Corporation.

         The Corporation did not have any material capital commitments at March 31, 1999.

INFLATION
---------

         Inflation will affect the Corporation most significantly in the area of loan originations. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

ACCOUNTING PRONOUNCEMENTS
-------------------------

         NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those assets at fair market value. This statement is effective for the fiscal years beginning after June 15, 2000. Management does not believe the adoption of this standard will significantly impact the Corporation's financial statements.

PARTNERSHIP
-----------

         In 1997 the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership (the "Partnership") of which the Corporation is the General Partner. The purpose of this entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners will be restricted to investors who qualify as "Accredited Investors" as defined in Regulation D, promulgated under the Securities Act of 1933. This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of June 3, 1999 the Corporation sold 89 units in the Partnership.
A copy of the offering memo is available upon request.

YEAR 2000 READINESS
-------------------

         The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation's key financial and operating systems have been reviewed, and the majority of the systems do not require modifications. With the exception of one secondary loan program, all required modifications have been completed and the systems have been tested and are properly functioning. The modification required to the secondary loan program will be completed by the end of September 1999. Cost incurred to date are not material due to the nature of the modifications required and the fact that these modifications involved very little hiring of outside consultants. As of March 31, 1999 the Corporation has expensed approximately $9,000 to replace hardware and does not expect any remaining costs to have a material adverse impact on the Corporation financial position, results of operation or cash flow.

         The Corporation has contacted its major suppliers, financial institutions and registrar and transfer agent and has received written assurance of Year 2000 compliance and are not expected to have a material impact on the Corporation's financial condition or results of operations. The Corporation will continue to assess their progress to adequately address the Year 2000 issues. They have completed all implementation and testing except for the transfer agent. The Corporation's contingency plan involves the use of a manual system that runs concurrently with the automated system and the replacement or repair of the problem software.

ITEM 7.  FINANCIAL STATEMENTS

         The following report and financial statements of the Corporation are contained on the pages indicated.

         Independent Auditors' Report - Page 1
         Balance Sheets as of March 31, 1999 and 1998 - Page 2
         Statements of Income for the years ended March 31, 1999 and 1998 -
               Page 3

         Statements of Changes in Stockholders' Equity for the years ended March
               31, 1999 and 1998 - Page 4
         Statements of Cash Flows for the years ended March 31, 1999 and 1998 -
               Page 5
         Notes to Financial Statements - Page 6


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         The Corporation has not changed accountants in the twenty-four month period prior to March 31, 1999. No disagreements on accounting or financial disclosure practices occurred during the fiscal year ended March 31, 1999.


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------

         The directors and executive officers of the Corporation as of May 1, 1999 are as follows:

         NAMES                 AGE           PRESENT POSITION
         -----                 ---           ----------------

David Engelson                 78            Chairman of the Board of Directors

Lawrence R. Yurdin             59            President, CEO  and Director

Jan E. Cohen                   42            Director

Thomas D'Addario               46            Director

Ronald Farrell                 54            Director

Michael L. Goldman             37            Assistant Secretary and Director

Priscilla E. Ottowell          52            Secretary and Controller


         David Engelson, Director of the Corporation since 1960. Chairman of the Board of the Corporation.

         Lawrence R. Yurdin, Director of the Corporation since 1986. President and Chief Executive Officer of the Corporation; employed by the Corporation in various capacities since 1970.

         Jan E. Cohen, Director of the Corporation since 1998. CEO, President and Director of CF Industries, Inc.; CEO, LLC Manager and Director of Northeast Builders Supply and Home Centers, LLC.; CEO and LLC Manager of The Brilco Business Center and a Member of the American Institute of Certified Public Accountants and the Connecticut Society of CPA's.

         Thomas D'Addario, Director of Corporation since 1998. Vice President of Mario D'Addario Buick, Inc., and Vice President of Mario D'Addario Limousine Services.

         Ronald Farrell, Director of the Corporation since 1998. Principal owner, Vice President and Operating Officer of the Kaufman Fuel Company.

         Michael L. Goldman, Assistant Secretary and Director of the Corporation since 1998. Managing Principal in the law firm of Goldman, Gruder & Woods, LLC, and Director and President of The State Street Mortgage Company.

         Priscilla E. Ottowell, elected Secretary of the Corporation on April 12, 1995. Employed by the Corporation as Controller since 1985.

         Each of the directors holds office for a term of one year, and until a successor has been chosen and qualified. Directors, except Messrs. D. Engelson and L. Yurdin, receive a fee of $300 per Board meeting.

         Mr. Lawrence R. Yurdin is the son-in-law of Mr. David Engelson, Chairman of the Board and a Director of the Corporation.


ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain information regarding the annual and long-term compensation of David Engelson, Chairman and Lawrence R. Yurdin, President and CEO, for each of the last three fiscal years. No officers of the Corporation received salary and bonus in excess of $100,000.




                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation              Long Term Compensation
                                             -------------------              ----------------------
                                                                            Awards      Payouts
                                                              Other         ------      -------
                                                              Annual     Restricted               All Other
Name and                                                     Compen-       Stock   Options/  LTIP Compensa-
Principal                         Year      Salary    Bonus   sation       Awards    SARs   Payouts  tion
Position                          Ended       ($)      ($)     ($)           ($)      (#)     ($)    ($)
----------                       -------    -------   ------  ------      --------- ------  ------- -------

David Engelson                   03/31/99   $13,000      0      0         None        0       None     0
 Chairman of the                 03/31/98   $12,000      0      0         None        0       None     0
 Board & Treasurer               03/31/97   $38,493      0      0         None        0       None     0

Lawrence R Yurdin                03/31/99   $67,500      0      0         None        0       None     0
 President and CEO               03/31/98   $67,500      0      0         None        0       None     0
                                 03/31/97   $55,000      0      0         None        0       None     0




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------

         The following tables' list the beneficial owners of more than five percent of the Corporation's Common Stock and the shares beneficially owned by all directors and executive officers of the Corporation as of March 31, 1999.

Name and Address of             Amount and Nature of
Beneficial Owner                  Beneficial Owner               Percent
----------------                  ----------------               -------

Robert E. Humphreys                    114,900                   9.792
64 Alcott Street
Acton, MA  01720

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

Name of                         Amount and Nature of
Beneficial Owner                  Beneficial Owner               Percent
----------------                  ----------------               -------

David Engelson                          43,605                   3.716
Lawrence R. Yurdin                      21,707                   1.850
Jan E. Cohen                             2,113                    .180
Thomas D'Addario                        15,700                   1.340
Michael L. Goldman                      16,921                   1.440
Priscilla E. Ottowell                    4,389                    .374

All directors and executive officers
 as a group (nine persons)                 104,435                8.900

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          TRANSACTIONS WITH MANAGEMENT
         NONE


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits


               (99) Independent Auditors' Report and Financial Statements.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE FIRST CONNECTICUT CAPITAL
                                           CORPORATION

6/9/99                                     By /S/ LAWRENCE R. YURDIN
--------------------                          -------------------------------
Date                                          Lawrence R. Yurdin
                                              President and CEO

6/11/99                                   By /S/ PRISCILLA E. OTTOWELL
--------------------                         -------------------------------
Date                                         Priscilla E. Ottowell
                                             Secretary and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

6/11/99                                     /S/ DAVID ENGELSON
--------------------                        ----------------------------------
Date                                        David Engelson
                                            Chairman and Director

6/10/99                                     /S/ JAN E. COHEN
--------------------                        ----------------------------------
Date                                        Jan E. Cohen
                                            Director

6/10/99                                     /S/ THOMAS D'ADDARIA
--------------------                        ----------------------------------
Date                                        Thomas D'Addario
                                            Director

6/10/99                                     /S/ RONALD FARRELL
--------------------                        ----------------------------------
Date                                        Ronald Farrell
                                            Director

6/10/99                                     /S/ MICHAEL L. GOLDMAN
--------------------                        ----------------------------------
Date                                        Michael L. Goldman
                                            Assistant Secretary and Director

6/9/99                                      /S/ LAWRENCE R. YURDIN
--------------------                        ----------------------------------
Date                                        Lawrence R. Yurdin
                                            President, CEO and Director

6/11/99                                     /S/ PRISCILLA E. OTTOWELL
--------------------                        ----------------------------------
Date                                        Priscilla E. Ottowell
                                            Secretary and Controller

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
                    -----------------------------------------

      Financial Statements for the Years Ended March 31, 1999 and 1998 and
                          Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of The First Connecticut Capital Corporation:

We have audited the accompanying balance sheets of The First Connecticut Capital Corporation (the "Corporation") as of March 31, 1999 and 1998 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Corporation at March 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






May 21, 1999

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEETS, MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                               NOTES      1999      1998
                                                               -----      ----      ----
ASSETS
------

Cash and cash equivalents                                              $   385    $   214
Restricted cash                                                   1         53         49
Loans - net of allowance for loan losses of                       5        663        466
             $39 in 1999 and $300 in 1998
Loans held for sale                                                        294         94
Partnership loans                                                           30         91
Accrued interest                                                            10         21
Note receivable, net                                                       357        450
Servicing rights                                                  1         79         14
Fixed assets                                                      6         22         37
Deferred income taxes                                             8        421       --
Other assets                                                                55         35
                                                                       -------    -------

TOTAL ASSETS                                                           $ 2,369    $ 1,471
                                                                       =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES - Accounts payable and other accrued expenses              $   232    $   142

Commitments and contingencies                                    11

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                 587        587
Additional paid in capital                                               9,253      9,253
Accumulated deficit                                                     (7,703)    (8,511)
                                                                       -------    -------

TOTAL STOCKHOLDERS' EQUITY                                               2,137      1,329
                                                                       -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,369    $ 1,471
                                                                       =======    =======


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        NOTES      1999            1998
                                                        -----      ----            ----
INTEREST INCOME:
Interest and fees on loans                                      $       328    $       270

INTEREST EXPENSE:
Interest expense                                                          9              4
                                                                -----------    -----------

NET INTEREST INCOME                                                     319            266
                                                                -----------    -----------

REDUCTION OF ALLOWANCE FOR LOANS                                        261             49
                                                                -----------    -----------

NET INTEREST  INCOME AFTER REDUCTION OF
   ALLOWANCE FOR LOANS                                                  580            315
                                                                -----------    -----------

OTHER OPERATING INCOME:
Servicing fees                                                          122            132
Other fees                                                               34             32
Recovery on note payable                                   11           --             268
Net gains on sales of loans held for sale                                79             14
                                                                -----------    -----------
    Total Other Operating Income                                        235            446
                                                                -----------    -----------

TOTAL INCOME                                                            815            761
                                                                -----------    -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                                      131            138
Other salaries                                                           36             37
Directors' fees                                                           5              9
Professional services                                                    37             32
Miscellaneous taxes                                                      16             21
Employee and general insurance                                           37             38
Loss on note receivable                                     4           --              52
Loss on disposal of fixed assets                                         14           --
Rent                                                                     28             31
Amortization of servicing rights                            1            14             27
Corporate insurance expenses                                             12              7
Licences, dues and subscriptions expenses                                 7              3
Communications                                                           11             11
Advertising and promotions                                                2              5
Stock record and other financial expenses                                 6              5
Depreciation                                                             11             10
Other                                                                    58             42
                                                                -----------    -----------
    Total Other Operating Expenses                                      425           468
                                                                -----------    -----------

INCOME BEFORE INCOME TAXES                                              390            293
INCOME TAX (BENEFIT) EXPENSE                                8          (418)             5
                                                                -----------    -----------

NET INCOME                                                      $       808    $       288
                                                                ===========    ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)                 1   $      0.69    $      0.25
                                                                ===========    ===========

Weighted average number of
  common shares outstanding (Basic and Diluted)                   1,173,382      1,173,382
                                                                ===========    ===========

See notes to financial statements

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998 (DOLLARS IN THOUSANDS, EXCEPT SHARE
DATA)

                                 Common Stock                                 Total
                         Number Of                  Paid-In   Accumulated  Stockholders'
                          Shares        Amount      Surplus    Deficit        Equity
                          ------        ------      -------    -------        ------

BALANCE, APRIL 1,1997    1,173,382   $     587   $   9,253   ($  8,799)   $   1,041


Net Income                                                         288          288
                         ---------   ---------   ---------   ---------    ---------

BALANCE, MARCH 31,1998   1,173,382         587       9,253      (8,511)       1,329



Net Income                                                         808          808

                         ---------   ---------   ---------   ---------    ---------
BALANCE, MARCH 31,1999   1,173,382   $     587   $   9,253   ($  7,703)   $   2,137
                         =========   =========   =========   =========    =========


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)
                                                                              1999       1998
                                                                              ----       ----
OPERATING ACTIVITIES
--------------------
   Net income                                                               $   808    $   288
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Deferred income tax benefit                                             (421)      --
       Loss on disposal of fixed assets                                          14       --
       Net gains on sales of loans held for sale                                (79)       (14)
       Reduction of allowance for loan losses                                  (261)       (49)
       Loss on note receivable                                                 --           52
       Principal collected on note receivable                                   120         40
       Recovery on note payable                                                --         (268)
       Depreciation                                                              11         10
       Amortization (accretion)                                                 (13)        27
       Origination of loans held for sale                                    (8,146)    (7,033)
       Proceeds from sales of loans held for sale                             7,946      7,333
       Decrease (increase) in Partnership loans                                  61        (91)
       Decrease in accrued interest receivable                                   11         20
       Increase in other assets                                                 (20)        (4)
       Increase (decrease) in accounts payable and other accrued expenses        90        (29)
       Increase in restricted cash                                               (4)        (4)
                                                                            -------    -------

            Net cash provided by operating activities                           117        278
                                                                            -------    -------
INVESTING ACTIVITIES
--------------------
      Originations of loans                                                    (506)      --
      Principal collected on loans                                              570         42
      Proceeds from sales of fixed assets                                         3       --
      Purchases of fixed assets                                                 (13)      --
                                                                            -------    -------

            Net cash provided by investing activities                            54         42
                                                                            -------    -------
FINANCING ACTIVITIES
--------------------
     Decrease in warehouse line of credit                                      --         (317)
                                                                            -------    -------

            Net cash used in financing activities                              --         (317)
                                                                            -------    -------

INCREASE IN CASH AND CASH EQUIVALENTS                                           171          3

CASH AND CASH EQUIVALENTS, BEGINNING                                            214        211
                                                                            -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                           $   385    $   214
                                                                            =======    =======


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998  AMOUNTS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LOANS - Loans are generally recorded at the principal amount outstanding. Interest rates on loans are fixed at the time of issuance and are based upon current market rates at the time. As of March 31, 1999 and 1998, outstanding loans are payable in a variety of methods over a term of less than five years, all are collateralized by liens on real properties; a few of such properties are subject to prior liens. Interest income on loans is recognized based on rates applied to principal amounts outstanding. In connection with most loans, the borrower also pays a nonrefundable fee to the Corporation. Loans are generally placed on nonaccrual status when they become 180 days past due or earlier, if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the outstanding principal is not in question. Loans are removed from non-accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectibility of principal and interest.


         LOANS HELD FOR SALE - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance charged to income.

         ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is determined by management on a loan by loan basis. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as geographic location, assessment of collateral quality, appraisals of significant collateral and other conditions that may affect the borrower's ability to repay.

         Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the estimated fair value of the collateral if the loan is collateral dependent.

         CONCENTRATION OF CREDIT RISKS - The nature of the Corporation's business is to fund and service mortgages to qualified borrowers within the northeastern United States, and more localized in the state of Connecticut where management has the most experience. The mortgage loans are predominately collateralized with residential properties; however, there are a few smaller commercial properties as well as some vacant land. The Corporation maintains a strict real estate appraisal policy as well as underwriting guidelines.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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


         FIXED ASSETS - Fixed assets are carried at original cost. Depreciation is provided for primarily by using accelerated depreciation methods over the estimated service lives as follows:

                  Improvements                       31 years
                  Furniture and fixtures             3-5 years
                  Equipment                          3-5 years
                  Automobiles                        3 years

         LOAN SERVICING - Effective January 1, 1997, SFAS No. 122 "Accounting for Mortgage Servicing Rights" was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the effective provisions of which were adopted by the Corporation as of that date. This statement specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of a financial asset in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. The Corporation recorded an asset of $79 and $14, related to servicing of loans as of March 31, 1999 and 1998, respectively. This asset is affected by the predominant risk characteristics of the underlying financial assets and, accordingly, the Corporation periodically assesses the asset for impairment. Since the underlying financial assets primarily represent loans collateralized by first mortgages, the servicing rights asset encompasses risks commonly associated with mortgage loans. Estimation of a valuation allowance to reduce the servicing rights asset to fair value involves evaluating the characteristics of the underling assets including interest rates, estimated remaining lives, dates of origination, terms, and geographic location. No valuation allowance was recorded at March 31, 1999 and 1998, based on the characteristics of the underlying financial assets.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         INCOME PER COMMON SHARE - As of March 31, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which establishes new standards for the computation and disclosure of earning per share ("EPS"). The new statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.


         STOCK OPTIONS - The Corporation has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation. The Corporation continues to account for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Regardless of the method used for employee stock-based arrangements, SFAS No. 123 requires increased disclosures of stock-based compensation arrangements with employees. The Corporation has adopted SFAS No. 123 through a separate disclosure to the financial statements.

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

         NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instrument and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measured those assets at fair market value. This statement is effective for the fiscal years beginning after June 15, 2000. Management does not believe the adoption of this standard will significantly impact the Corporation's financial statements.

         RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


2.       PARTNERSHIP

         On March 21, 1997, the Corporation formed a Limited Partnership (the "Partnership") known as First Connecticut Capital Mortgage Fund A, Limited Partnership as to which the Corporation is the General Partner. The intent of this entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5,000 in $50 units, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners will be limited to investors who qualify as "Accredited Investors" as defined in regulation D, promulgated under the Securities Act of 1933. This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner.

         As of March 31, 1999 and 1998, the Corporation had a one percent interest in the Partnership with a recorded investment balance of $13 which is accounted for on the equity method of accounting. The following presents unaudited summarized financial information for the Partnership as of and for the years ended December 31, 1998 and 1997, the Partnership's fiscal year end:

                                                             1998         1997
                                                             ----         ----

        Total Assets
         (principally consisting of mortgages receivable)   $ 3,622     $ 1,279
        Total Liabilities                                        36          11
        Total Partnership Capital                             3,586       1,269
        Total Revenues                                          245          40
        Net income (loss)                                         9     $    (1)


3.       SALE OF LOANS

         In a prior year, the Corporation sold loans including accrued interest to GF Mortgage Corporation, an unrelated purchaser which is a subsidiary of Gruntal Financial Corporation, in exchange for satisfaction of outstanding liabilities to the Participants' Trust and the SBA, and options to purchase 60,000 shares of the Corporation's common stock (see Note 13). The Corporation also received a participation under certain conditions in the recovery of non-accrued interest or principal in excess of the book value of the loans and entered into an Asset Management and Loan Servicing Agreement (the "Agreement") whereby the Corporation continued to service the portfolio for an amount equal to 1/12th of one percent of the principal balance outstanding each month and received 2.5% of the principal outstanding or the sales price as defined in the Agreement upon subsequent sale of these loans to an outside party. During the year ended March 31, 1998 the Corporation realized $41 in accordance with this Agreement. See Note 4 for a discussion of the termination of the Agreement.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


4.       TERMINATION OF SERVICING RIGHTS

         On October 27, 1997, Walsh Securities assigned the balance of the loan portfolio serviced by the Corporation under the Agreement to Greenwich Capital Financial Products, Inc. ("Greenwich Capital") As a result of this transaction, the Agreement was terminated. Walsh Securities issued a promissory note (the "Note") dated November 12, 1997 in the amount of $560 to fulfill their obligation to the Corporation under the Agreement. Since the Note is not interest bearing, interest was imputed at 8.5% resulting in an original issue discount ("OID") of $78. The discounted value of the Note of $482 was exchanged for the unamortized balance of the servicing rights of $320 and a receivable of $214 for certain reimbursable fees and expenses resulting in a net loss of $52 on the transaction. This OID will be amortized to interest income over the life of the Note.

         The Note requires monthly payments of $10 beginning December 1, 1997 through December 1, 2000 with a lump sum payment of $200 on December 31, 2000.

         The Corporation will continue to service the remaining loan portfolio for Greenwich Capital under a new servicing agreement.

5.       LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans and allowance for loan losses at March 31, are as follows:

                                                           1999          1998

         Loans                                          $   702        $    766
         Allowance for loan losses                          (39)           (300)
                                                       --------        --------

         Total                                         $    663        $    466
                                                       ========        ========

         Changes in the allowance for loan losses are summarized as follows for the years ended March 31:
                                                           1999          1998

         Beginning balance                             $    300         $   695
         Reduction of allowance for loan losses            (261)            (49)
         Write-offs                                        -0-             (346)
                                                       --------         --------

         Ending balance                                $     39         $   300
                                                       ========         ========

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         At March 31, 1999, the Corporation has a recorded investment in impaired loans of $198 and a related allowance for investment losses of $39, as compared to $735 of impaired loans and a related allowance for investment losses of $300 at March 31, 1998. The average recorded investment in impaired loans for the years ended March 31, 1999 and 1998 was $571 and $1,042, respectively, and the income recorded on these loans identified as impaired totaled $131 and $107, respectively.

         Loans on which the accrual of interest has been discontinued amounted to approximately $14 and $94 at March 31, 1999 and 1998, respectively. If those loans had been current throughout their terms, interest income would have increased $2 and $12 for the years ended March 31, 1999 and 1998, respectively.

6.       FIXED ASSETS

         At March 31, 1999 and 1998, the costs and related accumulated depreciation of the Corporation's fixed assets were as follows:

                                             1999              1998
                                             ----              ----

         Improvements                      $    7           $     7
         Equipment                            145               234
                                           ------            ------
         Fixed assets at cost                 152               241
         Less accumulated depreciation       (130)             (204)
                                           ------            ------
         Fixed assets-net                  $   22           $    37
                                           ======           =======

7.       PARI PASU LOAN PARTICIPATIONS

         Certain participation agreements provide for the participant and the Corporation to share, pari pasu in the rights and risks of payment in certain loan accounts. Loans are shown net of the pari pasu participation amount. There were no outstanding participant balances under these agreements at March 31, 1999. At March 31, 1998 the outstanding participant balances were $44.

THE FIRST CONNECTICUT CAPITAL CORPORATION


NOTES TO FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

8.       INCOME TAXES

         The income tax provision (benefit) consist of the following:

                                                              1999       1998
                                                              ----       ----
Current:
         Federal                                           $    -0-   $   -0-
         State                                                   3         5
                                                           ---------  --------
Total current:                                                   3         5
                                                           ---------  --------

Deferred:
         Federal                                                55        -0-
         State                                                  13        -0-
                                                           ---------  --------
Total deferred                                                  68        -0-

Adjustment of beginning of year
valuation allowance:
         Federal                                              (451)       -0-
         State                                                 (38)       -0-
                                                          ---------  --------
Total adjustment                                              (489)       -0-

Total income tax (benefit) provision                         $(418)   $    5
                                                          ========    =======

         The State income tax currently payable for both years consist of the minimum tax and tax on capital.

         A reconciliation of the income tax (benefit) provision computed by applying the Federal statutory rate to income before income taxes to the actual provision (benefit) for income taxes for the years ended March 31, 1999 and 1998 is as follows:

                                                              1999      1998
                                                              ----      ----
         Income tax provision
           at statutory rate                                $  136    $  103
         State income tax, net of
           federal benefit                                      11        -0-
         Adjustment of beginning of year
           valuation allowance                                (489)       -0-
         Other                                                  51        -0-
         Benefit of net operating loss carryforward
           for which no asset was previously
           recognized                                         (127)      (98)
                                                           -------    ------
         Total                                              $( 418)   $    5
                                                           =======    ======

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


The components of the net deferred tax asset are as follows:

                                                      1999               1998
                                                      ----              -----
         Deferred tax asset:
           Net operating loss carryforward           $2,840            $3,295
           Valuation allowance                       (2,419)           (3,295)
                                                     ------            -------
         Net deferred tax asset                      $  421            $  -0-
                                                     ======            =======

         Deferred tax assets result from net operating loss carryforwards
(NOLS). Due to the uncertainty of realizing the remaining benefits of these NOLS, a valuation allowance has been established. The valuation allowance was reduced by $876 and $451 for the years ended March 31, 1999 and 1998, respectively. During 1999 the Corporation reduced the beginning of the year allowance by $489 for the portion of the NOLS that it believes is more likely than not to be recoverable based on its current and projected profitability. The remaining reduction in 1999 relates to the expiration of the NOLS from the year ended March 31, 1994 for state income tax purposes.

         At March 31, 1999, the Corporation had available federal and state net operating loss carryforwards of $9,110 and $1,257, respectively, for income tax purposes which expire as follows:

                                   FEDERAL              STATE
                                   -------              -----

                2000                 --                 $  678
                2001                 --                    483
                2002                 --                     69
                2003                 --                     27
                2008               $3,731                 --
                2009                4,087                 --
                2010                  679                 --
                2011                  497                 --
                2012                   81                 --
                2013                   35                 --
                                   ------               ------

                                   $9,110               $1,257
                                   ======               ======

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9.       LINE OF CREDIT

         On March 5, 1999 the Corporation closed on a Commercial Line of Credit with The Hudson United Bank ( formerly Lafayette American Bank & Trust Company). This $1,000 line of credit is for a term of one year and interest is computed at 2.5% over the Wall Street Prime Rate. There were no advances outstanding on this line of credit at March 31, 1999.

10.      TRANSACTIONS WITH AFFILIATES

         Affiliates include directors and officers of the Corporation and members of their immediate families and companies which have a 5% or more ownership in the Corporation.

         Legal services, including representation of the Corporation on the closing of all new loans, foreclosure proceedings on delinquent loans and general corporate and security matters, are provided by a firm in which a director is a principal. Fees for these services were $5 and $17 for the years ended March 31, 1999 and 1998, respectively.

11.      COMMITMENTS AND CONTINGENCIES

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

         As of March 31, 1999 and 1998, the Corporation had outstanding loan commitments of $2,180 and $2,447, respectively.

12.      LETTER OF CREDIT

         The Corporation has a $40 letter of credit outstanding as of March 31, 1999 and 1998 at a stated interest rate of 2.00% per annum related to obtaining its Connecticut license as a First Mortgage Loan-Lender/Broker. The letter of credit expires February 9, 2000. At March 31, 1999 and 1998, restricted cash includes a $53 and $49 certificate of deposit, which is being maintained as collateral for the letter of credit.
                                       28

THE FIRST CONNECTICUT CAPITAL CORPORATION


NOTES TO FINANCIAL STATEMENTS - continued
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

13.      STOCK OPTIONS

         The Corporation has a compensatory stock option plan (the "Plan") which enables the granting of options to officers to purchase shares of the Corporation's common stock at prices equal to fair value at the date of grant. Options expire within five years of grant.

         During the year ended March 31, 1999, 60,000 options were granted at an exercise price of $1.21. No options were exercised or canceled during the year ended March 31, 1999 and there were no options outstanding at March 31, 1998. The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, no compensation costs has been recognized for stock options awarded under the Plan. Had compensation costs for the Corporation's stock option plan been determined based on the fair value at grant dates consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", the Corporation's net income for the year ended March 31, 1999 would have decreased by $39.

         In connection with the Purchase Agreement (see Note 3) and pursuant to a stock option agreement dated December 15, 1993, the Corporation granted GF Mortgage Corporation the right and option to purchase 60,000 shares of the Corporation's common stock which expired on December 15, 1998 at an exercise price of $1.50 per share.

14.      DIVIDEND REINVESTMENT PLAN

         Previously, the Corporation had established a Dividend Reinvestment Plan whereby holders of the Corporation's common stock may automatically invest cash dividend payments in additional shares of common stock at a price equal to 90% of the then market value, as defined, without payment of any brokerage commissions or service charge. No shares of common stock were issued under this plan during 1999 or 1998.

15.      LEASES

         The Corporation leases office space and equipment for use in operations. The leases generally provide that the Corporation pays taxes, insurance and maintenance expenses. Some leases contain renewal options, and rent payments change in accordance with changes in the Consumer Price Index. Rental expense relating to cancelable and noncancelable operating leases amounted to $28 and $31 for the years ended March 31, 1999 and 1998, respectively.

         As of March 31, 1999, future minimum rental payments required under noncancelable operating leases were as follows:

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                     Year Ending                 Minimum
                      March 31,              Rental Payments
                      ---------              ---------------
                       2000                         $35
                       2001                          32
                       2002                          23

                                   TOTAL            $90
                                                  =====

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying values were equal to the estimated fair values of cash and cash equivalents, restricted cash, net investments, loans held for resale, note receivable, accrued interest and net servicing rights as of March 31, 1999 and 1998.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



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