Form 10QSB
period 1999-06-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1999-08-05
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1999
                                        -------------
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

                                 (203) 944-5400
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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
                   -------------------------------------------

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes       No
                                                                ----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes      No  X
                                         ----    ----

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEETS, JUNE 30, 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------


                                                                            1999
                                                                            ----
ASSETS
------

Cash and cash equivalents                                               $   291
Restricted cash                                                              53
Loans - net of allowance for loan losses of                                 657
             $39 in 1999
Loans held for sale                                                         534
Accrued interest                                                             11
Note receivable, net                                                        345
Servicing rights                                                             79
Fixed assets                                                                 19
Deferred income taxes                                                       515
Other assets                                                                 57
                                                                        -------

TOTAL ASSETS                                                            $ 2,561
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                                              225
Accounts payable and other accrued expenses                                  32
                                                                        -------

TOTAL LIABILITIES                                                           257
                                                                        -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                  587
Additional paid in capital                                                9,253
Accumulated deficit                                                      (7,536)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                                2,304
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 2,561
                                                                        =======


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------

                                                            1999            1998
                                                            ----            ----
INTEREST INCOME:
Interest and fees on loans                            $       149    $        80

INTEREST EXPENSE:
Interest expense                                                9              0
                                                      -----------    -----------

NET INTEREST INCOME                                           140             80
                                                      -----------    -----------



OTHER OPERATING INCOME:
Servicing fees                                                 27             26
Other fees                                                      6             19
                                                      -----------    -----------
    Total Other Operating Income                               33             45
                                                      -----------    -----------

TOTAL INCOME                                                  173            125
                                                      -----------    -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                             29             31
Other salaries                                                  8              8
Directors' fees                                                 1              2
Professional services                                          11              6
Miscellaneous taxes                                             3              4
Employee and general insurance                                  8              9
Rent                                                            7              6
Corporate insurance expenses                                    5              2
Licenses, dues and subscriptions expenses                       2              2
Communications                                                  3              3
Advertising and promotions                                      2              1
Stock record and other financial expenses                       3              2
Depreciation                                                    3              2
Other                                                          14             13
                                                      -----------    -----------
    Total Other Operating Expenses                             99             91
                                                      -----------    -----------

INCOME BEFORE INCOME TAXES                                     74             34
INCOME TAX (BENEFIT) EXPENSE                                  (93)          --
                                                      -----------    -----------

NET INCOME                                            $       167    $        34
                                                      ===========    ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)           $      0.14    $      0.03
                                                      ===========    ===========

Weighted average number of
  common shares outstanding (Basic and Diluted)         1,173,382      1,173,382
                                                      ===========    ===========



See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------


                             Common Stock
                             ------------                                     Total
                         Number Of               Paid-In      Accumulated  Stockholders'
                          Shares      Amount     Surplus       Deficit       Equity
                          ------      ------     -------       -------       ------

BALANCE, APRIL 1,1998   1,173,382   $     587   $   9,253   ($  8,511)   $   1,329


Net Income                                                         34           34
                        ---------   ---------   ---------   ---------    ---------

BALANCE, JUNE 30,1998   1,173,382   $     587   $   9,253   ($  8,477)   $   1,363
                        =========   =========   =========   =========    =========


BALANCE, APRIL 1,1999   1,173,382   $     587   $   9,253   ($  7,703)   $   2,137

Net Income                                                        167          167

                        ---------   ---------   ---------   ---------    ---------
BALANCE, JUNE 30,1999   1,173,382   $     587   $   9,253   ($  7,536)   $   2,304
                        =========   =========   =========   =========    =========





See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS)
----------------------
(UNAUDITED)
-----------


                                                                             1999       1998
                                                                             ----       ----
OPERATING ACTIVITIES
   Net income                                                              $   167    $    34
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Deferred taxes                                                          (94)        --
       Principal collected on note receivable                                   20         30
       Depreciation                                                              3          2
       Accretion of discount on note receivable                                 (8)        (2)
       Origination of loans held for sale                                   (3,308)    (2,350)
       Proceeds from sales of loans held for sale                            3,068      2,444
       Decrease in Partnership loans                                            30         91
       Increase in accrued interest receivable                                  (1)       (21)
       Increase in other assets                                                 (2)        (1)
      (Decrease) increase in accounts payable and other accrued expenses      (200)       125
       Increase in restricted cash                                               0       (233)
                                                                           -------    -------

            Net cash (used in ) provided by operating activities              (325)       119
                                                                           -------    -------
INVESTING ACTIVITIES
      Principal collected on loans                                               6          4
                                                                           -------    -------

            Net cash provided by investing activities                            6          4
                                                                           -------    -------
FINANCING ACTIVITIES
     Increase in line of credit                                                225         --
                                                                           -------    -------

            Net cash provided by financing activities                          225         --
                                                                           -------    -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (94)       123

CASH AND CASH EQUIVALENTS, BEGINNING                                           385        214
                                                                           -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                          $   291    $   337
                                                                           =======    =======




See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Corporation's annual report filed on Form 10-KSB for the year ended March 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Corporation is currently licensed in the States of Connecticut and Massachusetts to operate as Mortgage Lender/Broker.

         The Corporation had net income of $167,000 for the three months ended June 30, 1999 compared to a net income of $34,000 for the three months ended June 30, 1998.

INTEREST INCOME AND OTHER OPERATING INCOME
------------------------------------------

         Interest and fees on loans increased $69,000 for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the favorable general climate for the construction industry.

         Servicing fees increased by $1,000 for the three months ended June 30, 1999, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on its short-term construction and remodeling mortgages loans and the Limited Partnership portfolios. This increase is partially offset by the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Servicing fees generated by this portfolio will continue to decline as the portfolio continues to be liquidated in accordance with such Loan and Real Property Purchase Agreement. Other fee income has declined by $13,000 from the prior year due to a non-recurring charge of $8,000 and interest earned on idle funds.

THE FIRST CONNECTICUT CAPITAL CORPORATION

OTHER OPERATING EXPENSE
-----------------------

         Total other operating expenses increased by $8,000 during the three months ended June 30, 1999, as compared to the comparable period of the prior year. This change is primarily due to an increase in audit fees, tax preparation fees and the issuance of a Directors and Officers liability insurance policy. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the already extensive reductions that have already been effected.

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

         It is anticipated that based on the favorable climate in the construction industry in Connecticut, the Corporation will continue to increase its level of activities in these areas, thus generating additional servicing fees and interest income. Management is cognizant that home construction is seasonal in nature, and loan originations, as expected, have increased in the first quarter. The level of activity has dramatically improved with the spring and summer market.

         As of June 30, 1999 the deferred tax asset of $515,000 increased by $94,000 as compared to March 31, 1999 of $421,000, as the result of re-evaluating the allowance against net operating loss carryforward (NOLS) based on management's assessment of the amount of NOLS that will be more likely than not recoverable based on current and projected profitability.

         As of June 30, 1999, the Corporation had approximately $291,000 of unrestricted cash and cash equivalents and approximately $2.304 million of Stockholders' Equity.

         The Corporation currently anticipates that during the fiscal year ending March 31, 2000, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations and cash flow used in operations. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its

THE FIRST CONNECTICUT CAPITAL CORPORATION

operation. If construction loan demand continues to increase, the Corporation will require additional cash to service those requirements. The Corporation continues to investigate and pursue alternative and supplementary methods to finance its operations and to support this anticipated growth.

         The Corporation believes that cash on hand, internally generated funds and the new credit facility will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the fiscal year ending March 31, 2000.


LINE OF CREDIT
--------------

         On March 5, 1999 the Corporation closed on a Commercial Line of Credit with The Hudson United Bank (formerly Lafayette American Bank & Trust Company). This $1,000,000 line of credit is for a term of one year and interest is computed at 2.5% over the Wall Street Prime Rate. At June 30, 1999 there was $225,000.00 advanced on this line of credit.

LIMITED PARTNERSHIP
-------------------

         On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership (the "Partnership"), of which the Corporation is the general partner. The Partnership sells units to investors, for the purpose of funding a short-term Portfolio Loan Program. The limited partners must be investors who qualify as "Accredited Investors" as defined in Regulation D, promulgated under the Securities Act of 1933.

         This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of June 30, 1999 the Corporation sold 83 units, of which 2 units were sold during the quarter ended June 30, 1999, generating $100,000 of funds for lending activities during the quarter ending June 30, 1999.


PART II. OTHER INFORMATION

YEAR 2000 READINESS
-------------------

         The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation's key financial and operating systems have been reviewed, and the majority of the systems do not require modifications. With the exception of one secondary loan program, all required modifications have been

THE FIRST CONNECTICUT CAPITAL CORPORATION

completed and the systems have been tested and are properly functioning. The modification required to the secondary loan program will be completed by the end of September 1999. Cost incurred to date are not material due to the nature of the modifications required and the fact that these modifications involved very little hiring of outside consultants. As of March 31, 1999 the Corporation had expensed approximately $9,000 to replace hardware and as of June 30, 1999 no other additional costs were realized as a result of Year 2000 issues.

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

                                                  THE FIRST CONNECTICUT CAPITAL
                                                  CORPORATION
                                                  (Registrant)

Date:   August __________, 1999             By:_________________________________
                                                       Lawrence R. Yurdin
                                                             President