Form 10QSB
period 1999-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 1999-10-21
CIK 730669

U. S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

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

Transitional Small Business Format:  Yes _____     No  X

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEETS, SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------



ASSETS
------

Cash and cash equivalents                                                   $97
Restricted cash                                                              53
Loans - net of allowance for loan losses of                                 645
             $39 in 1999
Loans held for sale                                                       1,568
Accrued interest                                                              9
Note receivable, net                                                        327
Servicing rights                                                             79
Fixed assets                                                                 16
Deferred income taxes                                                       564
Other assets                                                                 42
                                                                       ---------

TOTAL ASSETS                                                             $3,400
                                                                       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                                             $944
Accounts payable and other accrued expenses                                  24
                                                                       ---------

TOTAL LIABILITIES                                                           968
                                                                       ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                  587
Additional paid in capital                                                9,253
Accumulated deficit                                                      (7,408)
                                                                       ---------

TOTAL STOCKHOLDERS' EQUITY                                                2,432
                                                                       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $3,400
                                                                       =========


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------

                                                     Three Months  Six Months     Three Months  Six Months
                                                      Ended          Ended         Ended          Ended
                                                    Sep. 30, 1999  Sep. 30, 1999 Sep. 30, 1998  Sep. 30, 1998
                                                    -------------  ------------- -------------  -------------
INTEREST INCOME:
Interest and fees on loans                                $151          $300           $114          $194

INTEREST EXPENSE:
Interest expense                                             2            11              2             2

RECOVERY OF INVESTMENTS LOSSES                               -             -             60            60
                                                    -----------    ----------    -----------    ----------

NET INTEREST INCOME AFTER
   RECOVERY OF INVESTMENT LOSSES                           149           289            172           252
                                                    -----------    ----------    -----------    ----------


OTHER OPERATING INCOME:
Servicing fees                                              32            59             27            53
Other fees                                                   7            13              1            20
                                                    -----------    ----------    -----------    ----------
    Total Other Operating Income                            39            72             28            73
                                                    -----------    ----------    -----------    ----------

TOTAL INCOME                                               188           361            200           325
                                                    -----------    ----------    -----------    ----------

OTHER OPERATING EXPENSES:

Officers' salaries                                          38            67             34            65
Other salaries                                               9            17              9            17
Directors' fees                                              1             2              2             4
Professional services                                        8            19             11            17
Miscellaneous taxes                                          4             7              4             8
Employee and general insurance                               9            17              8            17
Rent                                                         8            15              7            13
Corporate insurance expenses                                 5            10              8            10
Licenses, dues and subscriptions expenses                    2             4              2             4
Communications                                               3             6              2             5
Advertising and promotions                                   1             3              0             1
Stock record and other financial expenses                    5             8              1             3
Depreciation                                                 2             5              2             4
Other                                                       12            26             11            24
                                                    -----------    ----------    -----------    ----------
    Total Other Operating Expenses                         107           206            101           192
                                                    -----------    ----------    -----------    ----------

INCOME BEFORE INCOME TAXES                                  81           155             99           133
INCOME TAX (BENEFIT) EXPENSE                               (47)         (140)             -             -
                                                    -----------    ----------    -----------    ----------

NET INCOME                                                $128          $295            $99          $133
                                                    ===========    ==========    ===========    ==========

INCOME PER COMMON SHARE (BASIC AND DILUTED)              $0.11         $0.25          $0.08         $0.11
                                                    ===========    ==========    ===========    ==========

Weighted average number of
  common shares outstanding (Basic and Diluted)      1,173,382     1,173,382      1,173,382     1,173,382
                                                    ===========    ==========    ===========    ==========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------


                                    Common Stock                                        Total
                                    ------------                                        -----
                                Number Of                 Paid-In      Accumulated   Stockholders'
                                  Shares      Amount      Surplus       Deficit         Equity
                                  ------      ------      -------       -------         ------

BALANCE, APRIL 1,1998           1,173,382      $587       $9,253       ($8,511)        $1,329


Net Income                                                                133            133
                                ----------    --------   ----------   ------------   ------------

BALANCE, SEPTEMBER 30,1998      1,173,382      $587       $9,253       ($8,378)        $1,462
                                ==========    ========   ==========   ============   ============


BALANCE, APRIL 1,1999           1,173,382      $587       $9,253       ($7,703)        $2,137

Net Income                                                                295            295

                                ----------    --------   ----------   ------------   ------------
BALANCE, SEPTEMBER 30,1999      1,173,382      $587       $9,253       ($7,408)        $2,432
                                ==========    ========   ==========   ============   ============



See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(DOLLARS IN THOUSANDS)
----------------------
(UNAUDITED)
-----------

                                                                         Six Months            Six Months
                                                                     Ended Sep.30,1999     Ended Sep.30,1998
                                                                     -----------------     -----------------
OPERATING ACTIVITIES
   Net income                                                               $295                  $133
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Recovery of investment losses                                          0                   (60)
       Deferred taxes                                                       (140)                   0
       Principal collected on note receivable                                45                    50
       Depreciation                                                           5                     4
       Accretion of discount on note receivable                             (14)                  (11)
       Origination of loans held for sale                                  (7,769)               (4,525)
       Proceeds from sales of loans held for sale                           6,495                 4,283
       Decrease in Partnership loans                                         30                    91
       Increase in accrued interest receivable                                1                   (17)
       Increase in other assets                                              13                     0
      (Decrease) increase in accounts payable and other accrued expenses    (211)                 (117)
       Increase in restricted cash                                            0                     1
                                                                      ------------------    ------------------

            Net cash (used in ) provided by operating activities           (1,250)                (168)
                                                                      ------------------    ------------------
INVESTING ACTIVITIES
      Principal collected on loans                                           18                    66
                                                                      ------------------    ------------------

            Net cash provided by investing activities                        18                    66
                                                                      ------------------    ------------------
FINANCING ACTIVITIES
     Increase in line of credit                                              944                    0
                                                                      ------------------    ------------------

            Net cash provided by financing activities                        944                    0
                                                                      ------------------    ------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (288)                 (102)

CASH AND CASH EQUIVALENTS, BEGINNING                                         385                   214
                                                                      ------------------    ------------------

CASH AND CASH EQUIVALENTS, ENDING                                            $97                  $112
                                                                      ==================    ==================

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

         The Corporation had net income of $295,000 for the six months ended September 30, 1999 compared to a net income of $133,000 for the six months ended September 30, 1998.

INTEREST INCOME AND OTHER OPERATING INCOME
------------------------------------------

         Interest and fees on loans increased $106,000 for the six months ended September 30, 1999, as compared to the six months ended September 30, 1998. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the favorable general climate for the construction industry.

         Servicing fees increased by $6,000 for the six months ended September 30, 1999, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on its short-term construction and remodeling mortgage loans and the Limited Partnership portfolios. This increase is partially offset by the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Servicing fees generated by this portfolio will continue to decline as the portfolio continues to be liquidated in accordance with such Loan and Real Property Purchase Agreement. Other fee income has declined by $7,000 from the prior year due to a non-recurring charge of $8,000 and interest earned on idle funds.

THE FIRST CONNECTICUT CAPITAL CORPORATION

OTHER OPERATING EXPENSE
-----------------------

         Total other operating expenses increased by $14,000 during the six months ended September 30, 1999, as compared to the comparable period of the prior year. This change is primarily due to an increase in audit fees, tax preparation fees and the issuance of a Directors and Officers liability insurance policy. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the already extensive reductions that have already been effected.

INCOME TAX BENEFIT
------------------


         As of September 30, 1999 the deferred tax asset of $564,000 increased by $143,000 as compared to March 31, 1999 of $421,000, as the result of re-evaluating the allowance against net operating loss carryforward (NOLS) based on management's assessment of the amount of NOLS that will be more likely than not recoverable based on current and projected profitability.

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

FINANCIAL RESOURCES
-------------------

         As of September 30, 1999, the Corporation had approximately $97,000 of unrestricted cash and cash equivalents and approximately $2.432 million of Stockholders' Equity.

THE FIRST CONNECTICUT CAPITAL CORPORATION

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


LINE OF CREDIT
--------------

         On March 5, 1999 the Corporation closed on a Commercial Line of Credit with The Hudson United Bank (formerly Lafayette American Bank & Trust Company). This $1,000,000 line of credit is for a term of one year and interest is computed at 2.5% over the Wall Street Prime Rate. This line is secured by an assignment of notes and mortgages equal to the amount of the loan. At September 30, 1999 there was $944,000.00 advanced on this line of credit.

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

         This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of September 30, 1999 the Corporation sold 87 units, of which 4 units were sold during the quarter ended September 30, 1999, generating $200,000 of funds for lending activities during the quarter ending September 30, 1999.

THE FIRST CONNECTICUT CAPITAL CORPORATION

PART II. OTHER INFORMATION

YEAR 2000 READINESS
-------------------

         The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation's key financial and operating systems have been reviewed, and the majority of the systems do not require modifications. With the exception of one secondary loan program, all required modifications have been completed and the systems have been tested and are properly functioning. The modification required to the secondary loan program has been completed as expected by the end of September 1999. Costs incurred to date are not material due to the nature of the modifications required and the fact that these modifications involved very little hiring of outside consultants. As of March 31, 1999 the Corporation had expensed approximately $9,000 to replace hardware and as of September 30, 1999 no other additional costs were incurred..

         The Corporation has contacted its major suppliers, financial institutions and registrar and transfer agent and has received written assurance of Year 2000 compliance and is not expected to have a material impact on the Corporation's financial condition or results of operations. The Corporation will continue to assess their progress to adequately address the Year 2000 issues. They have completed all implementation and testing except for the transfer agent. The Corporation's contingency plan involves the use of a manual system that runs concurrently with the automated system and the replacement or repair of the problem software.


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

                          THE FIRST CONNECTICUT CAPITAL
                                                     CORPORATION
                                                     (Registrant)

Date:   October 19, 1999                    By:_________________________________
                                                    Lawrence R. Yurdin
                                                        President