Form 10QSB
period 1999-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2000-02-03
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended DECEMBER 31, 1999
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
      For the transition period from _____________ to ______________
         Commission file number 811-0969

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes     No  X
                                        ---     ---

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEETS, DECEMBER 31, 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------



ASSETS
------

Cash and cash equivalents                                               $   237
Restricted cash                                                              55
Loans - net of allowance for loan losses of $39                             639
Loans held for sale                                                       1,808
Accrued interest                                                             11
Servicing rights                                                             79
Fixed assets                                                                 14
Deferred income taxes                                                       544
Other assets                                                                 76
                                                                        -------

TOTAL ASSETS                                                            $ 3,463
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
Line of credit                                                          $ 1,260
Accounts payable and other accrued expenses                                  38
                                                                        -------

TOTAL LIABILITIES                                                         1,298
                                                                        -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                  587
Additional paid in capital                                                9,253
Accumulated deficit                                                      (7,675)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                                2,165
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,463
                                                                        =======


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------

                                                Three Months     Nine Months    Three Months  Nine Months
                                                    Ended           Ended          Ended        Ended
                                                Dec. 31, 1999   Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1998
                                                -------------   -------------  -------------  -------------
INTEREST INCOME:
Interest and fees on loans                        $       121    $       421    $        64   $       258

INTEREST EXPENSE:
Interest expense                                            3             14              2             4

RECOVERY OF INVESTMENTS LOSSES                           --             --              183           243
                                                  -----------    -----------    -----------   -----------

NET INTEREST INCOME AFTER
   RECOVERY OF INVESTMENT LOSSES                          118            407            245           497
                                                  -----------    -----------    -----------   -----------


OTHER OPERATING INCOME:
Servicing fees                                             59            118             28            81
Other fees                                                 11             24              1            21
                                                  -----------    -----------    -----------   -----------
    Total Other Operating Income                           70            142             29           102
                                                  -----------    -----------    -----------   -----------

TOTAL INCOME                                              188            549            274           599
                                                  -----------    -----------    -----------   -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                         44            111             34            99
Other salaries                                             11             28             10            27
Directors' fees                                             0              2              1             5
Professional services                                      10             29             15            32
Miscellaneous taxes                                         4             11              4            12
Employee and general insurance                             10             27             12            29
Rent                                                        7             22              9            22
Corporate insurance expenses                                5             15              4             7
Licenses, dues and subscriptions expenses                   2              6              2             5
Communications                                              3              9              3             8
Advertising and promotions                                  0              3              1             2
Stock record and other financial expenses                   4             12              1             4
Depreciation                                                2              7              2             6
Loss on note receivable                                   322            322              0             0
Other                                                      11             37              7            39
                                                  -----------    -----------    -----------   -----------
    Total Other Operating Expenses                        435            641            105           297
                                                  -----------    -----------    -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (247)           (92)           169           302
INCOME TAX (BENEFIT) EXPENSE                               20           (120)          --            --
                                                  -----------    -----------    -----------   -----------

NET INCOME                                        ($      267)   $        28    $       169   $       302
                                                  ===========    ===========    ===========   ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)       ($     0.23)   $      0.02    $      0.14   $      0.26
                                                  ===========    ===========    ===========   ===========

Weighted average number of
  common shares outstanding (Basic and Diluted)     1,173,382      1,173,382      1,173,382     1,173,382
                                                  ===========    ===========    ===========   ===========

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND
THE TWELVE MONTHS ENDED MARCH 31, 1999

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------

                                                 Common Stock
                                                 ------------                                                   Total
                                           Number Of                      Paid-In         Accumulated        Stockholders'
                                            Shares         Amount         Surplus           Deficit             Equity
                                            ------         ------         -------           -------             ------

BALANCE, APRIL 1,1998                     1,173,382         $587          $9,253           ($8,511)             $1,329


Net Income                                                                                    808                808
                                        --------------    ----------    ------------    ----------------    ---------------

BALANCE, March 31,1999                    1,173,382         $587          $9,253           ($7,703)             $2,137
                                        ==============    ==========    ============    ================    ===============



Net Income                                                                                       28                 28

                                        --------------    ----------    ------------    ----------------    ---------------
BALANCE, DECEMBER 31,1999                 1,173,382         $587          $9,253           ($7,675)             $2,165
                                        ==============    ==========    ============    ================    ===============


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

(DOLLARS IN THOUSANDS)
----------------------
(UNAUDITED)
-----------

                                                       Nine Months  Nine Months
                                                          Ended        Ended
                                                       Dec.31,1999   Dec.31,1998
                                                       -----------   -----------
OPERATING ACTIVITIES
   Net income                                              $     28    $    302
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Recovery of investment losses                              0        (243)
       Deferred taxes                                          (123)          0
       Loss on note receivable                                  322           0
       Amortization of discount on note receivable                0         (19)
       Principal collected on note receivable                    50          90
       Depreciation                                               7           6
       Accretion of discount on note receivable                 (15)          0
       Origination of loans held for sale                   (11,675)     (6,508)
       Proceeds from sales of loans held for sale            10,161       6,117
       Decrease in Partnership loans                             30          76
       Increase in accrued interest receivable                   (1)        (10)
       Increase in other assets                                 (21)        (12)
      (Decrease) increase in accounts payable
          and other accrued expenses                           (194)        189
       Increase in restricted cash                               (2)         (1)
                                                           --------    --------

            Net cash used in operating activities            (1,432)        (13)
                                                           --------    --------
INVESTING ACTIVITIES
      Principal collected on loans                               24          71
     Loss on disposal of fixed assets                             0           4
                                                           --------    --------

            Net cash provided by investing activities            24          75
                                                           --------    --------
FINANCING ACTIVITIES
     Increase in line of credit                               1,260           0
                                                           --------    --------

            Net cash provided by financing activities         1,260           0
                                                           --------    --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (148)         62

CASH AND CASH EQUIVALENTS, BEGINNING                            385         214
                                                           --------    --------

CASH AND CASH EQUIVALENTS, ENDING                          $    237    $    276
                                                           ========    ========



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

         The Corporation had net income of $28,000 for the nine months ended December 31, 1999 compared to a net income of $302,000 for the nine months ended December 31, 1998.

INTEREST INCOME AND OTHER OPERATING INCOME
------------------------------------------

         Interest and fees on loans increased $163,000 for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the favorable general climate for the construction industry.

         Servicing fees increased by $37,000 for the nine months ended December 31, 1999, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on its short-term construction and remodeling mortgage loans and the Limited Partnership portfolios. This increase is partially offset by the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Servicing fees generated by this portfolio will continue to decline as the portfolio continues to be liquidated in accordance with such Loan and Real Property Purchase Agreement. Other fee income has increased by $3,000 from the prior year due to an increase in other loan closing fees and interest earned on idle funds.

THE FIRST CONNECTICUT CAPITAL CORPORATION

OTHER OPERATING EXPENSE
-----------------------

         Total other operating expenses increased by $344,000 during the nine months ended December 31, 1999, as compared to the comparable period of the prior year. This change is primarily due to the write-off of $322,000 of an unsecured note receivable, based upon information obtained in this quarter. This note predates the company's short-term mortgage program and relates to the liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated Jun 29, 1993 (and amended on October 29, 1993). This increase is also due to the increase in audit fees, tax preparation fees and the issuance of a Directors and Officers liability insurance policy. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the already extensive reductions that have already been effected.

INCOME TAX BENEFIT
------------------

         As of December 31, 1999 the deferred tax asset of $544,000 increased by $123,000 as compared to March 31, 1999 of $421,000, as the result of re-evaluating the allowance against net operating loss carryforward (NOLS) based on management's assessment of the amount of NOLS that will be more likely than not recoverable based on current and projected profitability.

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

         The favorable climate in the construction industry in Connecticut continues. The quarter ending December 31, 1999 is traditionally a slower period than the first and second quarters due in part to weather and the holiday season. It is anticipated that the level of activity will increase during the fourth quarter, which encompasses the spring market. Management is cognizant of the fact that construction lending is limited in nature and therefore is continually seeking other types of short term lending products. These loans include "bridge" financing, land loans, credit restoration loans, and smaller mixed use or commercial properties. All of these products are underwritten pursant to strict guidelines which include conservative loan to value ratios, minimum credit standards and feasible exit strategies.

THE FIRST CONNECTICUT CAPITAL CORPORATION

FINANCIAL RESOURCES
-------------------

         As of December 31, 1999, the Corporation had approximately $237,000 of unrestricted cash and cash equivalents and approximately $2.165 million of Stockholders' Equity.

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

LINE OF CREDIT
--------------

         On December 7, 1999 the Corporation closed its second Commercial Line of Credit with The Hudson United Bank (formerly Lafayette American Bank & Trust Company). This $2,000,000 line of credit is for a term of one year and interest is computed at 2.5% over the Wall Street Prime Rate. This line is secured by an assignment of notes and mortgages equal to the amount of the loan. At December 31, 1999 there was $1,260,000.00 advanced on this line of credit.

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

         This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of December 31, 1999 the Corporation sold 88 units, of which 1 unit was sold during the quarter ended December 31, 1999, generating $50,000 of funds for lending activities during the quarter ending December 31, 1999.

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

                                       THE FIRST CONNECTICUT CAPITAL CORPORATION
                                       (Registrant)

Date:   February 9, 2000               By:_________________________________
                                          Lawrence R. Yurdin
                                          President