Form 10KSB
period 2000-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2000-06-21
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended March 31, 2000.

                        Commission File number: 811-0969
                                                --------

                   THE FIRST CONNECTICUT CAPITAL CORPORATION
    -----------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

        CONNECTICUT                                  06-0759497
-----------------------------                   -------------------
  (State of Incorporation)               (IRS Employer Identification No.)

               1000 BRIDGEPORT AVENUE, SHELTON, CONNECTICUT       06484
             --------------------------------------------       ---------
               (Address of principal executive offices)         Zip Code

                  Registrant's telephone number (203) 944-5400
                                                --------------

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

Name of each exchange on which registered: NONE
                                           ----

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

Registrant's revenues for its most recent fiscal year:  $931,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 9, 2000 based on the closing sales price of such stock on such date was approximately $427,000

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No_____

The number of shares outstanding of the registrant's common stock as of June 9, 2000 was 1,173,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are hereby incorporated by reference into the following Parts of this Form 10-KSB: (1) financial statements as of and for the fiscal years ended March 31, 2000 and 1999, and Independent Auditors' Report is incorporated by reference into Part II Item 7.

                                TABLE OF CONTENTS


PART I                                                                     PAGE
------                                                                     ----

     Item 1 - Description of Business .....................................1 - 4

     Item 2 - Description of Property .....................................    4

     Item 3 - Legal Proceedings ...........................................    4

     Item 4 - Submissions of Matters to a Vote of
                  Security Holders ........................................    4


PART II
-------

     Item 5 - Market for Common Equity and
                  Related Stockholder Matters .............................4 - 5

     Item 6 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................5 - 8

     Item 7 - Financial Statements ........................................    8

     Item 8 - Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure ..................    9


PART III
--------

     Item 9 - Directors, Executive Officers, Promoters and Control Persons,
                  Compliance with Section 16(a)
                  of the Exchange Act ....................................9 - 10

     Item 10 - Executive Compensation .....................................   10

     Item 11 - Security Ownership of Certain Beneficial Owners and
                   Management .............................................   11

     Item 12 - Certain Relationships and Related Transactions .............   11

     Item 13 - Exhibits and Reports on Form 8-K ...........................   11


SIGNATURES ................................................................   12

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

         As of June 9, 2000, the Corporation serviced a total portfolio of approximately $14,376,000, consisting, in part, of mortgage loans which were sold by the Corporation to GF Mortgage Corporation, a subsidiary of Gruntal Financial Corporation, a subsidiary of The Home Insurance Corporation, on December 15, 1993. On April 19, 1996, GF Mortgage Corporation was sold to Walsh Acquisition Company, also known as Walsh Securities. On October 27, 1997 the balance of that portfolio was sold to Greenwich Capital Financial Corporation. The Corporation continues to service the remaining balance of $3,100,000 as of June 9, 2000, under a new service agreement. The Corporation also services its Portfolio Loan Program, which had an outstanding balance of $7,006,000 at June 9, 2000. In addition the Corporation as General partner also services loans for First Connecticut Capital Mortgage Fund A, Limited Partnership, which had a mortgage loan balance of $4,270,000 at June 9, 1999.

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

         On December 28, 1994, the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

         On August 3, 1995, the Corporation was granted a license by the State of Massachusetts, Department of Banking, to engage in business as a Mortgage Lender.

SEASONALITY
-----------

         The Corporation's business and the mortgage banking industry as a whole is generally subject to seasonal trends which reflect a pattern of home sales and resales. Loan originations typically peak during the spring and summer seasons and decline from mid-November through January. Prior to January 1996, the Corporation focused its efforts on refinances of mortgages on residential properties, which was generally the case throughout the industry. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors or to the limited partnership as defined below with fees retained for servicing.

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

PERSONNEL
---------

         As of June 9, 2000, the Corporation had 4 employees, all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. The Corporation believes that its relations with its employees are good.

INVESTMENT POLICIES
-------------------

         (i) Investments in real estate - The Corporation does not invest in real estate or interests in real estate but may acquire real estate by foreclosure of mortgage loans owned by the Corporation or by deed in lieu of foreclosure. Primarily such properties would consist of 1-4 family dwellings or unimproved building sites. The Corporation does not intend to own or operate properties for an extended period of time but rather its policy is to sell such properties at fair value as soon as possible.
                                        3

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Corporation is located at 1000 Bridgeport Avenue, Shelton, Connecticut. The office contains 1,772 square feet of space, which the Corporation currently leases from an unaffiliated party pursuant to a 5-year lease expiring December 31, 2002.

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

         Following are the high and low bid prices for the Corporation's common stock during the fiscal years ended March 31, 2000 and 1999 according to the NASDAQ Electronic Bulletin.
                                    HIGH                LOW
                                    ----                ---
         2000
         ----
         First Quarter             $.750               $.350
         Second Quarter             .780                .650
         Third Quarter              .900                .760
         Fourth Quarter             .875                .560

                                    HIGH                LOW
                                    ----                ---
         1999
         ----
         First Quarter             $.9375              $.220
         Second Quarter             .5700               .250
         Third Quarter              .4300               .280
         Fourth Quarter             .4300               .290

         The approximate number of stockholders of record on June 9, 2000 was 1,400 and the Corporation estimates that it has a total of approximately 1,700 beneficial shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately 40 cents. The Corporation has not paid any dividends on its Common Stock since April 27, 1990. The Corporation currently intends to retain earnings, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         The Corporation had net income of $134,000 for the year ended March 31, 2000 compared to a net income of $808,000 for the year ended March 31, 1999. The decrease of $674,000 is due primarily to the loss of $322,000 recorded on note receivable, the decrease in the income tax benefit of $285,000 and the increase of $91,000 of interest paid on the Corporation's line of credit.

         Total interest and fee income for the year ended March 31, 2000 was $509,000 as compared $328,000 for the year ended March 31, 1999, an increase of $181,000 or 55%. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industry.

         For the years ended March 31, 2000 and 1999, the Corporation recorded a $44,000 and $261,000 reduction to the allowance for loan losses, representing the payoff of a loan, and the reversal of specific reserves attributable to the modification of an existing portfolio loan and the payoff of another loan, respectively. The modification and extension agreement includes additional collateral in the form of a first mortgage position on adjacent real estate as well an assignment of a lease from the tenant occupying this additional parcel. This additional collateral further solidifies the Corporation's original security and eliminates the need for a reserve on this loan.

         For the year ended March 31, 2000, the Corporation recognized $140,000 in net gains on loans held for sale compared to $79,000 for the year ended March 31, 1999. This increase is due to increases in the number and dollar amount of mortgage loans originated, sold and serviced by the Corporation. Management attributes this increase to the successful marketing of its expertise in construction lending, its ability to properly service loan demand from homebuilders and the generally favorable climate for the construction industry.

         Total operating expenses for the year ended March 31, 2000 were $864,000 as compared to $425,000 for the year ended March 31, 1999, an increase of $439,000 or 103%. This increase was primarily due to the write-off of $322,000 of an unsecured note receivable, the note predates the Corporation's short term mortgage program and relates to the liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Also included in the increase is a loss of $4,000 related to an old road bond, increase in officer salaries, professional fees, amortization of mortgage servicing rights, issuance of a directors and officers liability insurance policy and a key employee life insurance policy, and the cost associated with the Corporation's annual meeting.

         A net income tax benefit of $133,000 was recorded for the year ended March 31, 2000, as compared to $418,000 for the year ended March 31, 1999, which primarily reflects the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that will be more likely than not be realized based on current and projected profitability.

PLAN OF OPERATION
-----------------

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

         The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. Management plans to continue to actively pursue strategic acquisitions or mergers of other finance companies in order to implement its business plan of expansion.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At March 31, 2000 and 1999, the Corporation had cash and cash equivalents of $327,000 and $385,000, respectively.

         On December 7, 1999, the Corporation closed its second Commercial Line of Credit with The Hudson United Bank (formerly Lafayette American Bank & Trust Company). This $2,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At March 31, 2000, there was $1,718,000 advanced on this line of credit.

There were no advances outstanding on this line of credit at March 31, 1999. The Corporation is hopeful that this is the first step in establishing a long-term conventional banking relationship that will continue to grow and enable the Corporation to increase its volume of business.

         The Corporation currently anticipates that during the year ending March 31, 2001, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability on its new line of credit will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2001. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. If construction loan demand continues to increase, the Corporation will require additional cash to service those requirements. Due to the aforementioned line of credit, the Corporation feels it will be able to meet these cash requirements. The Corporation also continues to decrease its cash flow requirements by monitoring all expenses.

         The Corporation continues to investigate and pursue alternative and supplementary methods to financing its operations and to support the growth of the Corporation.

         The Corporation did not have any material capital commitments at March 31, 2000.

INFLATION
---------

         Inflation will affect the Corporation most significantly in the area of loan originations. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

ACCOUNTING PRONOUNCEMENTS
-------------------------

         NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those assets and liabilities at fair value. This statement is effective for the fiscal years beginning after June 15, 2000. Management does not believe that adoption of this standard will significantly impact the Corporation's financial statements.

PARTNERSHIP
-----------

         On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership (the "Limited Partnership") of which the Corporation is the General Partner. The purpose of this entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners will be restricted to investors who qualify as "Accredited Investors", as defined in Regulation D, promulgated under the Securities Act of 1933. This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of June 9, 2000, the Corporation sold 89 units in the Partnership. A copy of the offering memo is available upon request.

YEAR 2000 ISSUE
---------------

         Over the past several quarters, we had reported, on a regular basis, concerns related to the "Year 2000 Compliant Issues," which centered upon the inability of computer systems to recognize the date change into the year 2000. The Corporation did not experience any interruptions in any computer operations related to the year 2000 computer concern, including our loan and accounting functions. Additionally, we did not encounter any significant delays or difficulties as a result of Year 2000 computer concerns from our major borrowers, suppliers, financial institutions and registrar and transfer agent.

         Although there has been no evidence of any Y2K related failure, there can be no guarantee that the Corporation's systems or systems of other entities on which the Corporation's system rely will not subsequently develop Y2K related problems and have a material adverse effect on the Corporation. As of March 31, 1999, the Corporation had expensed approximately $9,000 to replace certain computer hardware, as of March 31, 2000, no additional costs were incurred as a result of Year 2000 issues.

ITEM 7.  FINANCIAL STATEMENTS

         The Corporations financial statements as of and for the years ended March 31, 2000 and 1999 are incorporated herein by reference and are attached hereto as Exhibit 13.

         Independent Auditors' Report -                                 Page 1
         Balance Sheets, March 31, 2000 and 1999 -                      Page 2
         Statements of Income, years ended March 31, 2000 and 1999 - Page 3 Statements of Changes in Stockholders' Equity,
                years ended March 31, 2000 and 1999 -                   Page 4
         Statements of Cash Flows, years ended
                March 31, 2000 and 1999 -                               Page 5
         Notes to Financial Statements -                                Page 6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The Corporation has not changed accountants in the twenty-four month period prior to March 31, 2000. No disagreements on accounting or financial disclosure practices occurred during the fiscal year ended March 31, 2000.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Corporation as of June 9, 2000 are as follows:

         NAMES               AGE             PRESENT POSITION
         -----               ---             ----------------

David Engelson               79              Chairman of the Board of Directors

Lawrence R. Yurdin           60              President, CEO and Director

Jan E. Cohen                 43              Director

Thomas D'Addario             48              Director

Ronald Farrell               55              Director

Michael L. Goldman           39              Assistant Secretary and Director

Priscilla E. Ottowell        53              Secretary and Controller

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

         Priscilla E. Ottowell elected Secretary of the Corporation on April 12, 1995. Employed by the Corporation as Controller since 1985.

         Each of the director's holds office for a term of one year, and until a successor has been chosen and qualified. Directors, except Messrs. D. Engelson and L. Yurdin, receive a fee of $300 per Board meeting.

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



                           SUMMARY COMPENSATION TABLE

                   ANNUAL COMPENSATION                                 LONG TERM COMPENSATION
               -------------------------------                         ----------------------

                                                                     AWARDS       PAYOUTS
                                                                     ------       -------


                                                  OTHER
                                                  ANNUAL      RESTRICTED                    ALL OTHER
NAME AND                                          COMPEN-       STOCK    OPTIONS/  LTIP      COMPEN-
PRINCIPAL              YEAR      SALARY    BONUS  SATION       AWARDS     SARS    PAYOUTS    SATION
POSITION               ENDED      ($)      ($)      ($)         ($)       (#)       ($)        ($)
----------             -----     ------  -------  -------    ---------   -------   -----     -------

David Engelson        03/31/00   $11,000    0         0         None       0       None         0
 Chairman of the      03/31/99   $13,000    0         0         None       0       None         0
 Board & Treasurer    03/31/98   $12,000    0         0         None       0       None         0

Lawrence R Yurdin     03/31/00   $83,000    0         0         None       0       None         0
 President and CEO    03/31/99   $67,500    0         0         None       0       None         0
                      03/31/98   $67,500    0         0         None       0       None         0




SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------

         The following tables' list the beneficial owners of more than five-percent of the Corporation's Common Stock and the shares beneficially owned by all directors and executive officers of the Corporation as of March 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


NAME AND ADDRESS OF                AMOUNT AND NATURE OF
BENEFICIAL OWNER                     BENEFICIAL OWNER               PERCENT
----------------                     ----------------               -------

Robert E. Humphreys                      114,900                     9.792
64 Alcott Street
Acton, MA  01720

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

NAME OF                            AMOUNT AND NATURE OF
BENEFICIAL OWNER                    BENEFICIAL OWNER                 PERCENT
----------------                    ----------------                 -------

David Engelson                           43,605                       3.716
Lawrence R. Yurdin                       21,707                       1.850
Jan E. Cohen                              2,113                        .180
Thomas D'Addario                         15,700                       1.340
Ronald Farrell                            2,500                        .213
Michael L. Goldman                       16,921                       1.440
Priscilla E. Ottowell                     4,389                        .374

All directors and executive officers
 as a group (seven persons)             106,935                       9.113

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          TRANSACTIONS WITH MANAGEMENT

         As of March 31, 2000, the Corporation has a $120,000 loan outstanding to CF Industries, Inc. The President of CF Industries, Inc. is Jan E. Cohen, a director of the Corporation. The loan is collateralized by a first mortgage on property owned by CF Industries, Inc., and is personally guaranteed by Mr. Cohen. The Loan Committee and the Board of Directors approved the loan which was granted at terms equivalent to other arm's length transactions entered into by the Corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (13)     Financial Statements.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE FIRST CONNECTICUT CAPITAL CORPORATION

Date:  JUNE 12, 2000           By:  / S / LAWRENCE R. YURDIN
                                    ------------------------
                                    Lawrence R. Yurdin
                                    President and Chief Executive Officer

Date:  JUNE 12, 2000           By:  / S / PRISCILLA E. OTTOWELL
                                   ----------------------------
                                    Priscilla E. Ottowell
                                    Secretary and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  JUNE 12, 2000               / S /  DAVID ENGELSON
                                   ---------------------
                                   David Engelson
                                   Chairman of the Board

Date:  JUNE 12, 2000               / S /  JAN E. COHEN
                                   -------------------
                                   Jan E. Cohen
                                   Director

Date:  JUNE 12, 2000               / S /  THOMAS D'ADDARIO
                                   -----------------------
                                   Thomas D'Addario
                                   Director

Date:  JUNE 12, 2000               / S /  RONALD FARRELL
                                   ---------------------
                                   Ronald Farrell
                                   Director

Date:  JUNE 12, 2000               / S / MICHAEL L. GOLDMAN
                                   ------------------------
                                   Michael L. Goldman
                                   Assistant Secretary and Director

Date:  JUNE 12, 2000               / S / LAWRENCE R. YURDIN
                                   ------------------------
                                   Lawrence R. Yurdin
                                   President and Director

Date:  JUNE 12, 2000               / S / PRISCILLA E. OTTOWELL
                                   ---------------------------
                                   Priscilla E. Ottowell
                                   Secretary and Controller