Form 10QSB
period 2000-06-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2000-08-10
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                                         -------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     EXCHANGE ACT

           For the transition period from _____________ to ______________

               Commission file number 811-0969
                                      --------

                   THE FIRST CONNECTICUT CAPITAL CORPORATION
                   -----------------------------------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS)
                           (SPECIFIED IN ITS CHARTER)

           CONNECTICUT                                      06-0759497
-------------------------------------------------------------------------------
       (STATE OR OTHER JURISDICTION                       (IRS EMPLOYER
       OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

               1000 BRIDGEPORT AVENUE, SHELTON, CONNECTICUT 06484
               --------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (203) 944-5400
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

             ------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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
                   -------------------------------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes          No
                                                -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes          No  X
                                        -----       -----

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements




THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEETS, JUNE 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)



ASSETS                                                         2000
------                                                         ----
Cash and cash equivalents                                    $   317
Restricted cash                                                   43
Loans - net of allowance for loan losses of $45                1,536
Loans held for sale                                              609
Accrued interest receivable                                        7
Servicing rights                                                 140
Fixed assets                                                      13
Deferred income taxes                                            599
Other assets                                                      40
                                                             -------

TOTAL ASSETS                                                 $ 3,304
                                                             =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                               $   913
Accounts payable and other accrued expenses                       17
                                                             -------

TOTAL LIABILITIES                                                930
                                                             -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                       587
Additional paid in capital                                     9,253
Accumulated deficit                                           (7,466)
                                                             -------

TOTAL STOCKHOLDERS' EQUITY                                     2,374
                                                             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,304
                                                             =======


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------

                                                              2000          1999
                                                              ----           ----
INTEREST INCOME:
Interest and fees on loans                              $      119    $      149
                                                        ----------    ----------
INTEREST EXPENSE:
Interest expense on line of credit                              48             1
Other interest expense                                           5             9
                                                        ----------    ----------

TOTAL INTEREST EXPENSE                                          53            10


NET INTEREST INCOME                                             66           139
                                                        ----------    ----------

OTHER OPERATING INCOME:
Servicing fees                                                  85            28
Other fees                                                       7             6
                                                        ----------    ----------
    Total other operating income                                92            34
                                                        ----------    ----------

TOTAL INCOME                                                   158           173
                                                        ----------    ----------

OTHER OPERATING EXPENSES:

Officers' salaries                                              36            29
Other salaries                                                   9             8
Directors' fees                                                  1             1
Professional services                                            7            11
Miscellaneous taxes                                              3             3
Employee and general insurance                                  11             8
Rent                                                             8             7
Corporate insurance expenses                                     5             5
Licenses, dues and subscriptions expenses                        1             2
Communications                                                   2             3
Advertising and promotions                                       1             2
Stock record and other financial expenses                        5             3
Depreciation                                                     3             3
Equipment and auto rental                                        3             3
Postage expenses                                                 1             1
Office supplies                                                  1             2
Other                                                            3             8
                                                        ----------    ----------
    Total other operating expenses                             100            99
                                                        ----------    ----------

INCOME BEFORE INCOME TAX BENEFIT                                58            74
INCOME TAX BENEFIT                                              45            93
                                                        ----------    ----------

NET INCOME                                              $      103    $      167
                                                        ==========    ==========

INCOME PER COMMON SHARE (BASIC AND DILUTED)             $     0.09    $     0.14
                                                        ==========    ==========
Weighted average number of
  common shares outstanding (basic and diluted)          1,173,382     1,173,382
                                                        ==========    ==========


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------




                                                 COMMON STOCK
                                                 ------------                                                   TOTAL
                                           NUMBER OF                       ADDITIONAL        ACCUMULATED     STOCKHOLDERS'
                                            SHARES         AMOUNT       PAID - IN SURPLUS      DEFICIT          EQUITY
                                          ---------        ------       ------------------    --------       -------------

BALANCE, April 1,2000                     1,173,382         $587          $9,253             ($7,569)             $2,271

Net Income                                                                                       103                 103
                                        --------------    ----------    ------------    ----------------    ---------------
BALANCE, June 30, 2000                    1,173,382         $587          $9,253             ($7,466)             $2,374
                                        ==============    ==========    ============    ================    ===============





See notes to financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(DOLLARS IN THOUSANDS)
(UNAUDITED)
                                                                     2000       1999
                                                                     ----       ----
OPERATING ACTIVITIES
   Net income                                                     $   103    $   167
   Adjustments to reconcile net income to net cash
       used in operating activities:
       Deferred taxes                                                 (45)       (94)
       Depreciation                                                     3          3
       Interest accretion on note receivable                         --           (8)
       Origination of loans held for sale                          (3,296)    (3,083)
       Proceeds from sales of loans held for sale                   3,246      3,068
       Increase in accrued interest receivable                         (1)        (1)
       Decrease (increase) in other assets                              4         (2)
       Decrease in accounts payable and other accrued expenses        (28)      (200)
       Increase in restricted cash                                     (1)        --
                                                                  -------    -------

            Net cash used in operating activities                     (15)      (150)
                                                                  -------    -------

INVESTING ACTIVITIES
      Originations of loans                                          --         (225)
      Principal collected on loans                                    810          6
                                                                  -------    -------

            Net cash provided by (used in) investing activities       810       (219)
                                                                  -------    -------

FINANCING ACTIVITIES
     (Decrease) increase in line of credit borrowings                (805)       225
     Principal collected on note receivable                          --           20
     Decrease in Partnership loans                                   --           30
                                                                  -------    -------

            Net cash (used in) provided by financing activities      (805)       275
                                                                  -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (10)       (94)

CASH AND CASH EQUIVALENTS, BEGINNING                                  327        385
                                                                  -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                 $   317    $   291
                                                                  =======    =======

See notes to condensed financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended March 31, 2000.

           Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

           The Corporation is currently licensed in the state of Connecticut to operate as Mortgage Lender/Broker.

           The Corporation had net income of $103,000 for the three months ended June 30, 2000 compared to a net income of $167,000 for the three months ended June 30, 1999. The decrease of $64,000 is due primarily to an increase of $47,000 of interest paid on the Corporation's line of credit and a decrease in the income tax benefit of $48,000.

INTEREST INCOME AND OTHER OPERATING INCOME
------------------------------------------

           Interest and fees on loans decreased $30,000 for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This decrease was primarily due to a decrease in the number of mortgage loans originated and funded by the Corporation. The Northeast in general experienced a slow down in housing starts for this quarter, which is attributed to higher interest rates. Management continues to conservatively underwrite new applications and will not lessen its standards in order to compensate for a slower real estate market. Inventory levels of unsold properties remains low and therefore management believes the future of the construction market will remain strong.

           Servicing fees increased by $57,000 for the three months ended June 30, 2000, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on its short-term construction and remodeling mortgage loans and the Limited Partnership portfolios.

THE FIRST CONNECTICUT CAPITAL CORPORATION

This increase is partially offset by the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Servicing fees generated by this portfolio will continue to decline as the portfolio continues to be liquidated in accordance with such Loan and Real Property Purchase Agreement.

OTHER OPERATING EXPENSE
-----------------------

           Total other operating expenses increased by $1,000 during the three months ended June 30, 2000, as compared to the comparable period of the prior year. This increase is due to an increase in officers' salaries of $7,000 offset by a reduction in professional services and other expenses. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the already extensive reductions that have already been effected.

INCOME TAX BENEFIT
------------------

           An income tax benefit of $45,000 was recorded for the three months ended June 30, 2000, as compared to $93,000 for the three months ended June 20, 1999, which primarily reflects the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that more likely than not will be realized based on current and projected profitability.

PLAN OF OPERATION
-----------------

           The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans collateralized by residential properties and other real estate. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, with origination and servicing fees retained by the Corporation. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans and mortgage servicing rights.

           It is anticipated that based upon the favorable climate in the construction industry in Connecticut, the Corporation will continue to maintain its present level of activities in these area. Management is cognizant that residential construction is seasonal in nature, as well as sensitive to changing interest rates. As such, we have experienced slower loan demand during the first quarter. This trend is expected to continue through the next quarter as well. Management will continue to maintain its strict underwriting standards during this period of reduced loan demand. We will continue to seek other forms of short term lending products such as "bridge" financing, land loans, remodeling loans and small mixed use or commercial properties in order to increase loan demand while at the same time, exercising conservative and responsible underwriting standards. All of our products are underwritten pursuant to strict guidelines which include conservative loan to value ratios, minimum credit standards and feasible exit strategies.

THE FIRST CONNECTICUT CAPITAL CORPORATION

LINE OF CREDIT
--------------

           The Corporation has a $2,000,000 Commercial Line of Credit with The Hudson United Bank expires December 7, 2000. This $2,000,000 line of credit is for a term of one year and interest is computed at 2.25% over the Wall Street Journal Prime Rate. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan.

FINANCIAL RESOURCES
-------------------

           As of June 30, 2000, the Corporation had approximately $317,000 of unrestricted cash and cash equivalents and approximately $2.374 million of Stockholders' Equity.

           The Corporation currently anticipates that during the year ending March 31, 2001, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability of its line of credit will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2001. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. If construction loan demand increases, the Corporation will require additional cash to service those requirements. The Corporation continues to monitor its cash flow requirements, and, due to the aforementioned line of credit, the Corporation feels it will be able to meet these cash requirements.

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

                                   THE FIRST CONNECTICUT CAPITAL
                                   CORPORATION
                                  (Registrant)

Date:   August 10, 2000            By:/s/ Lawrence R. Yurdin
                                      -------------------------
                                      Lawrence R. Yurdin
                                      President