Form 10QSB
period 2000-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2000-11-07
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended SEPTEMBER 30, 2000
[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                               EXCHANGE ACT
           For the transition period from _____________ to ______________
                     Commission file number 811-0969

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
YES  X      No
--------      -----

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

Transitional Small Business Format:  Yes _____     No  X
                                                     -----

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)



ASSETS                                                                   2000
------                                                                   ----

Cash and cash equivalents                                               $   266
Restricted cash                                                              43
Loans - net of allowance for loan losses of $45                           2,241
Loans held for sale                                                         781
Accrued interest receivable                                                   7
Servicing rights                                                            128
Fixed assets                                                                 14
Deferred income taxes                                                       599
Other assets                                                                 40
                                                                        -------

TOTAL ASSETS                                                            $ 4,119
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                          $ 1,623
Accounts payable and other accrued expenses                                  29
                                                                        -------

TOTAL LIABILITIES                                                         1,652
                                                                        -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                  587
Additional paid in capital                                                9,253
Accumulated deficit                                                      (7,373)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                                2,467
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 4,119
                                                                        =======


See notes to condensed financial statements.




THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
-----------                                       Three Months     Six Months   Three Months   Six Months
                                                     Ended          Ended         Ended           Ended
                                                  Sep 30, 2000    Sep 30, 2000  Sep 30, 1999   Sep 30, 1999
                                                  ------------    ------------  ------------   ------------
INTEREST INCOME:
Interest and fees on loans                        $       160    $       279   $       151   $       300
                                                  -----------    -----------   -----------   -----------

INTEREST EXPENSE:
Interest expense on line of credit                         28             76            10            11
Other interest expense                                      3              8             2            11
                                                  -----------    -----------   -----------   -----------

TOTAL INTEREST EXPENSE                                     31             84            12            22



NET INTEREST INCOME                                       129            195           139           278
                                                  -----------    -----------   -----------   -----------


OTHER OPERATING INCOME:
Servicing fees                                             83            168            42            70
Other fees                                                  8             15             7            13
                                                  -----------    -----------   -----------   -----------
    Total other operating income                          219            183            49            83
                                                  -----------    -----------   -----------   -----------

TOTAL INCOME                                              348            378           188           361
                                                  -----------    -----------   -----------   -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                         35             71            38            67
Other salaries                                              9             18             9            17
Directors' fees                                          --                1             1             2
Professional services                                       8             15             8            19
Miscellaneous taxes                                         4              7             4             7
Employee and general insurance                             11             22             9            17
Rent                                                        8             16             8            15
Amortization of servicng rights                            12             12          --            --
Corporate insurance expenses                                6             11             5            10
Licenses, dues and subscriptions expenses                   2              3             2             4
Communications                                              3              5             3             6
Advertising and promotions                                  1              2             1             3
Stock record and other financial expenses                   3              8             5             8
Depreciation                                                2              5             2             5
Equipment and auto rental                                   3              6             4             7
Postage expenses                                            1              2             1             2
Office supplies                                             2              3             2             4
Other                                                       3              6             5            13
                                                  -----------    -----------   -----------   -----------
    Total other operating expenses                        113            213           107           206
                                                  -----------    -----------   -----------   -----------

INCOME BEFORE INCOME TAX BENEFIT                          235            165            81           155
INCOME TAX (PROVISION) BENEFIT                            (14)            31            47           140
                                                  -----------    -----------   -----------   -----------

NET INCOME                                        $       222    $       196   $       128   $       295
                                                  ===========    ===========   ===========   ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)       $      0.19    $      0.17   $      0.11   $      0.25
                                                  ===========    ===========   ===========   ===========

Weighted average number of
  common shares outstanding (basic and diluted)     1,173,382      1,173,382     1,173,382     1,173,382
                                                  ===========    ===========   ===========   ===========

See notes to condensed financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
                                    COMMON STOCK                                 TOTAL
                                    ------------       ADDITIONAL                STOCK
                               NUMBER OF               PAID - IN  ACCUMULATED    HOLDERS'
                                SHARES     AMOUNT       CAPITAL     DEFICIT      EQUITY
                              ---------    ------     -----------  --------     --------



BALANCE, April 1,2000         1,173,382   $     587   $   9,253   ($  7,569)   $   2,271

Net Income                                                              196         196

                              ---------   ---------   ---------   ---------    ---------
BALANCE, September 30, 2000   1,173,382   $     587   $   9,253   ($  7,373)   $   2,467
                              =========   =========   =========   =========    =========


See notes to condensed financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(DOLLARS IN THOUSANDS)
(UNAUDITED)
                                                                   2000        1999
                                                                   ----        ----
OPERATING ACTIVITIES
   Net income                                                     $   196    $   295
   Adjustments to reconcile net income to net cash
       used in operating activities:
       Deferred taxes                                                 (45)      (140)
       Depreciation                                                     5          5
       Amortization of servicing rights                                12       --
       Interest accretion on note receivable                         --          (14)
       Origination of loans held for sale                          (6,226)    (7,769)
       Proceeds from sales of loans held for sale                   6,004      6,495
       Increase (decrease) in accrued interest receivable              (1)         1
       Decrease in other assets                                         4         13
       Decrease in accounts payable and other accrued expenses        (16)      (211)
       Increase in restricted cash                                     (1)      --
                                                                  -------    -------

            Net cash used in operating activities                     (68)    (1,325)
                                                                  -------    -------

INVESTING ACTIVITIES
      Originations of loans                                          --         --
      Net decrease on loans                                           105         18
      Purchase of fixed assets                                         (3)      --
                                                                  -------    -------

            Net cash provided by (used in) investing activities       102         18
                                                                  -------    -------

FINANCING ACTIVITIES
     (Decrease) increase in line of credit borrowings                 (95)       944
     Principal collected on note receivable                          --           45
     Decrease in Partnership loans                                   --           30
                                                                  -------    -------

            Net cash (used in) provided by financing activities       (95)     1,019
                                                                  -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (61)      (288)

CASH AND CASH EQUIVALENTS, BEGINNING                                  327        385
                                                                  -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                 $   266    $    97
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

           The Corporation had net income of $196,000 for the six months ended September 30, 2000 compared to net income of $295,000 for the six months ended September 30, 1999. The decrease of $99,000 is due primarily to an increase in interest paid on the Corporation's line of credit, a decrease in the income tax benefit and a decrease in interest and fees collected on loans, partially offset by an increase in other operating income.

INTEREST INCOME AND OTHER OPERATING INCOME

           Interest and fees on loans decreased $21,000 for the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. This decrease was primarily due to a decrease in the number of mortgage loans originated and funded by the Corporation. The Northeast in general has continued to experience a slow down in housing starts for this period, which is attributed to higher interest rates. Management continues to conservatively underwrite new applications and will not lessen its standards in order to compensate for a slower real estate market. Inventory levels of unsold properties remains low and therefore management believes the future of the construction market will remain strong.

           Servicing fees increased by $98,000 for the six months ended September 30, 2000, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on its short-term construction and remodeling mortgage loans and the Limited Partnership portfolios.

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

OTHER OPERATING EXPENSE

           Total other operating expenses increased by $7,000 during the six months ended September 30, 2000, as compared to the comparable period of the prior year. This increase is due to an increase in officers' salaries of $4,000, increase in employee and general insurance of $5,000 and the increase in amortization of servicing rights of $12,000 partially offset by a reduction in professional services and other expenses. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the already extensive reductions that have already been effected.

INCOME TAX BENEFIT

           An income tax benefit of $31,000 was recorded for the six months ended September 30, 2000, as compared to $140,000 for the six months ended September 30, 1999, which primarily reflects the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that more likely than not will be realized based on current and projected profitability.

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

           It is anticipated that based upon the favorable climate in the construction industry in Connecticut, the Corporation will continue to maintain its present level of activities in these area. Management is cognizant that residential construction is seasonal in nature, as well as sensitive to changing interest rates. As such, we have experienced slower loan demand during the three months ended June 30, 2000. Loan demand increased for the second quarter as construction activity traditionally peaks during the period. We continue to seek other forms of short term lending products such as "bridge" financing, land loans, remodeling loans and small mixed use or commercial properties in order to increase loan demand while at the same time, exercising conservative and responsible underwriting standards. All of our products are underwritten pursuant to strict guidelines which include conservative loan to value ratios, minimum credit standards and feasible exit strategies.

THE FIRST CONNECTICUT CAPITAL CORPORATION

LINE OF CREDIT

           The Corporation has a $2,000,000 Commercial Line of Credit with The Hudson United Bank which expires December 7, 2000, and is currently being renegotiated. Interest is computed at 2.25% over the Wall Street Journal Prime Rate. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan.

FINANCIAL RESOURCES

           As of September 30, 2000, the Corporation had approximately $266,000 of unrestricted cash and cash equivalents and approximately $2.467 million of Stockholders' Equity.

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

                                                   THE FIRST CONNECTICUT CAPITAL
                                                   CORPORATION
                                                   (Registrant)

Date:   October 27, 2000                          By:___________________________
                                                     Lawrence R. Yurdin
                                                           President