Form 10QSB/A
period 2000-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2000-12-04
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended SEPTEMBER 30, 2000
[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          EXCHANGE ACT

         For the transition period from _____________ to ______________
              Commission file number 811-0969 THE FIRST CONNECTICUT
          CAPITAL CORPORATION (EXACT NAME OF SMALL BUSINESS ISSUER AS)
                           (SPECIFIED IN ITS CHARTER)

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
                   -------------------------------------------

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes  X   No
                                                                ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382


Transitional Small Business Format:  Yes            No  X
                                         -----        -----


PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)



ASSETS                                                                   2000
------                                                                   ----

Cash and cash equivalents                                                $266
Restricted cash                                                            43
Loans - net of allowance for loan losses of  $45                        2,241
Loans held for sale                                                       781
Accrued interest receivable                                                 7
Servicing rights                                                          128
Fixed assets                                                               14
Deferred income taxes                                                     599
Other assets                                                               40
                                                                    ----------

TOTAL ASSETS                                                           $4,119
                                                                    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                         $1,623
Accounts payable and other accrued expenses                                29
                                                                    ----------

TOTAL LIABILITIES                                                       1,652
                                                                    ----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                587
Additional paid in capital                                              9,253
Accumulated deficit                                                    (7,373)
                                                                    ----------

TOTAL STOCKHOLDERS' EQUITY                                              2,467
                                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $4,119
                                                                    ==========


See notes to condensed financial statements.






THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (DOLLARS IN
THOUSANDS, EXCEPT SHARE DATA)
-----------------------------
(UNAUDITED)                                           THREE MONTHS     SIX MONTHS      THREE MONTHS   SIX MONTHS
-----------                                             ENDED            ENDED            ENDED           ENDED
                                                      SEP 30, 2000    SEP 30, 2000     SEP 30, 1999   SEP 30, 1999
                                                      ------------    ------------     ------------   ------------
INTEREST INCOME:
Interest and fees on loans                                  $160           $279             $151            $300
                                                     ------------    -----------     ------------     -----------

INTEREST EXPENSE:
Interest expense on line of credit                            28             76               10              11
Other interest expense                                         3              8                2              11
                                                     ------------    -----------     ------------     -----------
TOTAL INTEREST EXPENSE                                        31             84               12              22

NET INTEREST INCOME                                          129            195              139             278
                                                     ------------    -----------     ------------     -----------


OTHER OPERATING INCOME:
Servicing fees                                                83            168               42              70
Other fees                                                     8             15                7              13
                                                     ------------    -----------     ------------     -----------
    Total other operating income                              91            183               49              83
                                                     ------------    -----------     ------------     -----------
TOTAL INCOME                                                 220            378              188             361
                                                     ------------    -----------     ------------     -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                            35             71               38              67
Other salaries                                                 9             18                9              17
Directors' fees                                                -              1                1               2
Professional services                                          8             15                8              19
Miscellaneous taxes                                            4              7                4               7
Employee and general insurance                                11             22                9              17
Rent                                                           8             16                8              15
Amortization of servicng rights                               12             12                -               -
Corporate insurance expenses                                   6             11                5              10
Licenses, dues and subscriptions expenses                      2              3                2               4
Communications                                                 3              5                3               6
Advertising and promotions                                     1              2                1               3
Stock record and other financial expenses                      3              8                5               8
Depreciation                                                   2              5                2               5
Equipment and auto rental                                      3              6                4               7
Postage expenses                                               1              2                1               2
Office supplies                                                2              3                2               4
Other                                                          3              6                5              13
                                                     ------------    -----------     ------------     -----------
    Total other operating expenses                           113            213              107             206
                                                     ------------    -----------     ------------     -----------

INCOME BEFORE INCOME TAX BENEFIT                             107            165               81             155
INCOME TAX (PROVISION) BENEFIT                               (14)            31               47             140
                                                     ------------    -----------     ------------     -----------

NET INCOME                                                   $93           $196             $128            $295
                                                     ============    ===========     ============     ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)                $0.08          $0.17            $0.11           $0.25
                                                     ============    ===========     ============     ===========

Weighted average number of
  common shares outstanding (basic and diluted)        1,173,382      1,173,382        1,173,382       1,173,382
                                                     ============    ===========     ============     ===========


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)


                                                 COMMON STOCK
                                                 ------------                                                   TOTAL
                                          NUMBER OF                       ADDITIONAL      ACCUMULATED       STOCKHOLDERS'
                                           SHARES          AMOUNT       PAID - IN CAPITAL   DEFICIT             EQUITY
                                        -----------        ------       ------------------  --------        ------------
BALANCE, April 1,2000                     1,173,382         $587          $9,253           ($7,569)             $2,271

Net Income                                                                                     196                 196

                                        --------------    ----------    ------------    ----------------    ---------------
BALANCE, September 30, 2000               1,173,382         $587          $9,253           ($7,373)             $2,467
                                        ==============    ==========    ============    ================    ===============


See notes to condensed financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(DOLLARS IN THOUSANDS)
----------------------
(UNAUDITED)
                                                                                   2000                1999
                                                                                   ----                ----
OPERATING ACTIVITIES
   Net income                                                                      $196                $295
   Adjustments to reconcile net income to net cash
       used in operating activities:
       Deferred taxes                                                               (45)               (140)
       Depreciation                                                                   5                   5
       Amortization of servicing rights                                              12                  -
       Interest accretion on note receivable                                          -                 (14)
       Origination of loans held for sale                                        (6,226)             (7,769)
       Proceeds from sales of loans held for sale                                 6,004               6,495
       Increase (decrease) in accrued interest receivable                            (1)                  1
       Decrease in other assets                                                       4                  13
       Decrease in accounts payable and other accrued expenses                      (16)               (211)
       Increase in restricted cash                                                   (1)                 -
                                                                         ---------------    ----------------

            Net cash used in operating activities                                   (68)             (1,325)
                                                                         ---------------    ----------------
INVESTING ACTIVITIES
      Originations of loans                                                          -                   -
      Net decrease on loans                                                         105                  18
      Purchase of fixed assets                                                       (3)                 -
                                                                         ---------------    ----------------
            Net cash provided by (used in) investing activities                     102                  18
                                                                         ---------------    ----------------
FINANCING ACTIVITIES
     (Decrease) increase in line of credit borrowings                               (95)                944
     Principal collected on note receivable                                          -                   45
     Decrease in Partnership loans                                                   -                   30
                                                                         ---------------    ----------------

            Net cash (used in) provided by financing activities                     (95)              1,019
                                                                         ---------------    ----------------
DECREASE IN CASH AND CASH EQUIVALENTS                                               (61)               (288)

CASH AND CASH EQUIVALENTS, BEGINNING                                                327                 385
                                                                         ---------------    ----------------
CASH AND CASH EQUIVALENTS, ENDING                                                  $266                 $97
                                                                         ===============    ================



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

           Servicing fees increased by $98,000 for the six months ended September 30, 2000, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on its short-term construction and remodeling mortgage loans and the Limited Partnership portfolios.
                                        6

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

                                      THE FIRST CONNECTICUT CAPITAL
                                      CORPORATION
                                      (Registrant)

Date:   October 27, 2000              By:_________________________________
                                          Lawrence R. Yurdin
                                          President