Form 10QSB
period 2000-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2001-02-07
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended DECEMBER 31, 2000
[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
           For the transition period from _____________ to ______________
                     Commission file number 811-0969
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

               ---------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382
                                                             ---------

Transitional Small Business Format:  Yes             No  X
                                         -----       -----

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, DECEMBER 31, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)



ASSETS                                                                     2000
------                                                                     ----

Cash and cash equivalents                                               $   115
Restricted cash                                                              43
Loans - net of allowance for loan losses of $45                           2,160
Loans held for sale                                                         988
Accrued interest receivable                                                   8
Servicing rights                                                            132
Fixed assets                                                                 14
Deferred income taxes                                                       614
Other assets                                                                 54
                                                                        -------

TOTAL ASSETS                                                            $ 4,128
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                                          $ 1,551
Accounts payable and other accrued expenses                                  46
                                                                        -------

TOTAL LIABILITIES                                                         1,597
                                                                        -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                  587
Additional paid in capital                                                9,253
Accumulated deficit                                                      (7,309)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                                2,531
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 4,128
                                                                        =======


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------
                                                  Three Months     Nine Months   Three Months   Nine Months
                                                      Ended            Ended         Ended         Ended
                                                  Dec 31, 2000    Dec 31, 2000  Dec 31, 1999   Dec 31, 1999
                                                  ------------    ------------  ------------   ------------
INTEREST INCOME:
Interest and fees on loans                        $       130    $       409   $       121    $       421
                                                  -----------    -----------   -----------    -----------

INTEREST EXPENSE:
Interest expense on line of credit                         54            130            22             34
Other interest expense                                      3             11             3             14
                                                  -----------    -----------   -----------    -----------

TOTAL INTEREST EXPENSE                                     57            141            25             48

NET INTEREST INCOME                                        73            268            96            373
                                                  -----------    -----------   -----------    -----------


OTHER OPERATING INCOME:
Servicing fees                                             89            257            81            152
Other fees                                                  7             22            11             24
                                                  -----------    -----------   -----------    -----------
    Total other operating income                           96            279            92            176
                                                  -----------    -----------   -----------    -----------

TOTAL INCOME                                              169            547           188            549
                                                  -----------    -----------   -----------    -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                         44            115            44            111
Other salaries                                             14             32            11             28
Directors' fees                                          --                1          --                2
Professional services                                       8             23            10             29
Miscellaneous taxes                                         4             11             4             11
Employee and general insurance                             11             33            10             27
Rent                                                        7             23             7             22
Amortization of servicng rights                            (4)             8          --             --
Corporate insurance expenses                                5             16             5             15
Licenses, dues and subscriptions expenses                   1              4             2              6
Communications                                              3              8             3              9
Advertising and promotions                                  1              3          --                3
Stock record and other financial expenses                   4             12             4             12
Depreciation                                                2              7             2              7
Equipment and auto rental                                   3              9             3             10
Postage expenses                                            2              4             2              4
Office supplies                                          --                3             1              5
Loss on note receivable                                  --             --             322            322
Other                                                      11             17             5             18
                                                  -----------    -----------   -----------    -----------
    Total other operating expenses                        116            329           435            641
                                                  -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAX BENEFIT                           53            218          (247)           (92)
INCOME TAX (PROVISION) BENEFIT                             11             42           (20)           120
                                                  -----------    -----------   -----------    -----------

NET INCOME                                        $        64    $       260   ($      267)   $        28
                                                  ===========    ===========   ===========    ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)       $      0.05    $      0.22   ($     0.23)   $      0.02
                                                  ===========    ===========   ===========    ===========

Weighted average number of
  common shares outstanding (basic and diluted)     1,173,382      1,173,382     1,173,382      1,173,382
                                                  ===========    ===========   ===========    ===========



See notes to condensed financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------
(UNAUDITED)
-----------
                                  COMMON STOCK
                                  ------------                                              TOTAL
                            NUMBER OF                    ADDITIONAL        ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT    PAID - IN CAPITAL       DEFICIT         EQUITY
                            ---------     -------   ------------------      --------      ---------



BALANCE, April 1,2000        1,173,382   $     587       $   9,253        ($  7,569)     $   2,271

Net Income                                                                      260            260

                             ---------   ---------       ---------        ---------      ---------
BALANCE, December 31, 2000   1,173,382   $     587       $   9,253        ($  7,309)     $   2,531
                             =========   =========       =========        =========      =========


See notes to condensed financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)
----------------------
(UNAUDITED)
-----------
                                                                                2000        1999
                                                                            --------    --------
OPERATING ACTIVITIES
   Net income                                                               $    260    $     28
   Adjustments to reconcile net income to net cash
       used in operating activities:
       Deferred taxes                                                            (60)       (123)
       Depreciation                                                                7           7
       Amortization of servicing rights                                            8        --
       Interest accretion on note receivable                                    --           (15)
       Loss on note receivable                                                  --           322
       Origination of loans held for sale                                     (9,520)    (11,675)
       Proceeds from sales of loans held for sale                              9,091      10,161
       Increase in accrued interest receivable                                    (2)         (1)
       Increase in other assets                                                  (10)        (21)
       Increase (decrease) in accounts payable and other accrued expenses          1        (193)
       Increase in restricted cash                                                (1)         (2)
                                                                            --------    --------

            Net cash used in operating activities                               (226)     (1,512)
                                                                            --------    --------

INVESTING ACTIVITIES
      Originations of loans                                                     --          --
      Net decrease on loans                                                      186          24
      Purchase of fixed assets                                                    (5)       --
                                                                            --------    --------

            Net cash provided by investing activities                            181          24
                                                                            --------    --------

FINANCING ACTIVITIES
     (Decrease) increase in line of credit borrowings                           (167)      1,260
     Principal collected on note receivable                                     --            50
     Decrease in Partnership loans                                              --            30
                                                                            --------    --------

            Net cash (used in) provided by financing activities                 (167)      1,340
                                                                            --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (212)       (148)

CASH AND CASH EQUIVALENTS, BEGINNING                                             327         385
                                                                            --------    --------

CASH AND CASH EQUIVALENTS, ENDING                                           $    115    $    237
                                                                            ========    ========

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

           The Corporation had net income of $260,000 for the nine months ended December 31, 2000 compared to net income of $28,000 for the nine months ended December 31, 1999. The increase of $232,000 is due primarily to an increase in servicing fees, partially offset by an increase in interest paid on line of credit, and a one time write-off of a note receivable recorded in December of 1999.

INTEREST INCOME AND OTHER OPERATING INCOME

           Interest and fees on loans decreased $12,000 for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. This decrease was primarily due to a decrease in the number of mortgage loans originated and funded by the Corporation. This is traditionally a slower quarter due in part to weather and the holiday season. Management continues to conservatively underwrite new applications and will not lessen its standards in order to compensate for a slower real estate market. Inventory levels of unsold properties remains low and therefore management believes that the construction market will remain strong in the near and mid-terms. We continue to provide construction financing to a segment of the market whose price range is less affected by economic conditions.

THE FIRST CONNECTICUT CAPITAL CORPORATION

Servicing fees increased by $105,000 for the nine months ended December 31, 2000, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans and the Limited Partnership portfolios. This increase is partially offset by the continued reduction and liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement dated June 29, 1993 (and amended on October 29, 1993). Servicing fees generated by this portfolio will continue to decline as the portfolio continues to be liquidated in accordance with the Loan and Real Property Purchase Agreement.

OTHER OPERATING EXPENSE
-----------------------

           Total other operating expenses decreased by $312,000 during the nine months ended December 31, 2000, as compared to the comparable period of the prior year. This decrease is due to the write off an unsecured note receivable of $322,000 recorded in December of 1999. This note predates the Corporation's short-term mortgage program and relates to the liquidation of the portfolio sold under the Loan and Real Property Purchase Agreement date June 29, 1993 (and amended on October 29, 1993). For the current period the Corporation showed an increase in officers' and other salaries of $8,000, an increase in employee and general insurance of $6,000 and the increase in amortization of servicing rights of $8,000 partially offset by a reduction in professional services and various other expense categories. Management believes that significant further reduction of other operating expenses will be difficult to achieve, based on the extensive reductions that have already been effected.

INCOME TAX BENEFIT
------------------

           An income tax benefit of $42,000 was recorded for the nine months ended December 31, 2000, as compared to $120,000 for the nine months ended December 31, 1999, which primarily reflects the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that more likely than not will be realized based on current and projected profitability.

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

           It is anticipated that based upon the favorable climate in the construction industry in Connecticut, the Corporation will continue to maintain its present level of activities in this area. Management is cognizant that residential construction is seasonal in nature, as well as sensitive to changing interest rates. Loan demand, in general however, remains steady. We are

THE FIRST CONNECTICUT CAPITAL CORPORATION

experiencing an increase in "repeat business" from our growing list of contractors/borrowers primarily due to our streamlined application and closing process. We continue to provide prompt, professional and personalized service which is extremely attractive, as well as unique, in today's lending environment.

The Corporation continues to seek other forms of short-term financing opportunities while at the same time, exercising conservative and responsible underwriting standards. All of our financing application undergo strict underwriting guidelines which include conservative loan to value ratios, minimal credit standards and feasible exit strategies.

Management continues to work with our investment advisers relative to a plan to increase shareholder value. We hope to be able to present the shareholders with more detail in the foreseeable future.

LINE OF CREDIT
--------------

           On December 15, 2000 the Corporation closed its third Commercial Line of Credit with Hudson United Bank. This $3,000,000 line of credit will expire on December 1, 2001. Interest is computed at 2.25% over the Wall Street Journal Prime Rate. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan.

FINANCIAL RESOURCES
-------------------

           As of December 31, 2000, the Corporation had $115,000 of unrestricted cash and cash equivalents and approximately $2.531 million of Stockholders' Equity.

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

                                           THE FIRST CONNECTICUT CAPITAL
                                           CORPORATION
                                           (Registrant)

Date:   February 2, 2001                   By:_________________________________
                                              Lawrence R. Yurdin
                                              President