Form 10KSB
period 2001-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2001-06-06
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

         Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended MARCH 31, 2001.


                        Commission File number: 811-0969

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

Registrant's revenues for its most recent fiscal year:  $996,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2001 based on the closing sales price of such stock on such date was approximately $683,000

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No_____

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 1,173,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are hereby incorporated by reference into the following Parts of this Form 10-KSB: (1) financial statements as of and for the fiscal years ended March 31, 2001 and 2000, and Independent Auditors' Report is incorporated by reference into Part II Item 7.

                                TABLE OF CONTENTS


PART I                                                                     PAGE

     Item 1 - Description of Business .................................... 1 - 4

     Item 2 - Description of Property .....................................    4

     Item 3 - Legal Proceedings ...........................................    4

     Item 4 - Submissions of Matters to a Vote of Security Holders ........    4


PART II

     Item 5 - Market for Common Equity and Related Stockholder Matters ....4 - 5

     Item 6 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ....................5 - 8

     Item 7 - Financial Statements ........................................    8

     Item 8 - Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure .................    8


PART III

     Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act ......8 - 9

     Item 10 - Executive Compensation ....................................9 - 10

     Item 11 - Security Ownership of Certain Beneficial Owners and
                    Management ............................................   10

     Item 12 - Certain Relationships and Related Transactions .............   11

     Item 13 - Exhibits and Reports on Form 8-K ...........................   11


SIGNATURES ................................................................   12

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

           As of April 30, 2001, the Corporation serviced a total portfolio of approximately $13,462,000, as listed below:

           Portfolio Loan Program                              $8,316,000
           First Connecticut Capital Mortgage Fund A            5,000,000
           Greenwich Capital Financial Corporation                146,000
                                                              ------------
                                                              $13,462,000

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

           On December 28, 1994, the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

           During this fiscal year the Corporation has elected not to renew its license in the State of Massachusetts.

SEASONALITY

           The Corporation's business and the mortgage banking industry as a whole is generally subject to seasonal trends which reflect a pattern of home sales and resales. Loan originations typically peak during the spring and summer seasons and decline from mid-November through January. Prior to January 1996, the Corporation focused its efforts on refinances of mortgages on residential properties, which was generally the case throughout the industry. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions, as well as bridge financing. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, the limited partnership as defined below or Hudson United Bank under it credit line facility with fees retained for servicing.

COMPETITION

           The Corporation competes with other mortgage bankers, mortgage brokers, state and national banks, thrift institutions and insurance companies for loan originations and purchases. Many of its competitors have substantially greater financial resources than the Corporation. The Corporation competes for loan originations, in part, based on price, through print and electronic media advertising campaigns, by telemarketing to potential borrowers, and by maintaining close relationships with mortgage brokers, real estate brokers, builder-developers, accountants and attorneys.

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

PERSONNEL

           As of April 30 2001, the Corporation had 5 employees, all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. The Corporation believes that its relations with its employees are good.

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

                     Form 8-K

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                     MATTERS.

           The Corporation's common stock is traded over the counter, and the high (bid) and low (asked) prices of the Corporation's stock are quoted in the NASDAQ Electronic Bulletin under the symbol FCCC.

           Following are the high and low bid prices for the Corporation's common stock during the fiscal years ended March 31, 2001 and 2000 according to the NASDAQ Electronic Bulletin.
                                                HIGH               LOW
           2001
           First Quarter                      $ .550             $ .400
           Second Quarter                       .590               .400
           Third Quarter                        .670               .570
           Fourth Quarter                       .640               .600

                                                HIGH               LOW
           2000
           First Quarter                      $ .750             $ .350
           Second Quarter                       .780               .650
           Third Quarter                        .900               .760
           Fourth Quarter                       .875               .560

           The approximate number of stockholders of record on April 30, 2001 was 1,130 and the Corporation estimates that it has a total of approximately 1,400 beneficial shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately 64 cents. The Corporation has not paid any dividends on its Common Stock since April 27, 1990. The Corporation currently intends to retain earnings, for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The Corporation had net income of $207,000 for the year ended March 31, 2001 compared to a net income of $134,000 for the year ended March 31, 2000. This increase of $73,000 is due primarily to the increase of $125,000 collected in servicing fees and the recognition of $326,000 of a note receivable loss reported in the previous year. These were off-set by an increase of $89,000 of interest paid on the Corporation's line of credit, the increase in amortization of servicing rights of $61,000, the decrease in the income tax provision (benefit) of $138,000 and the increase of $35,000 in the allowance for loan losses.

           Total interest and fee income for the year ended March 31, 2001 was $526,000 as compared $509,000 for the year ended March 31, 2000, an increase of $17,000 or 3%. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industry.

           For the year ending March 31, 2001, the Corporation recorded a provision for loan loss of $35,000, to adjust the allowance for loan losses to adequately absorb decreases in loan values based on re-appraisals and evaluations. For the year ended March 31, 2000, the Corporation recorded a $44,000 reduction to the allowance for loan losses, representing the payoff of a loan, and the reversal of specific reserves attributable to the modification of an existing portfolio loan and the payoff of another loan.

           For the year ended March 31, 2001, the Corporation recognized $71,000 in net gains on loans held for sale compared to $140,000 for the year ended March 31, 2000. This decrease is due to the increases in the number and dollar amount of mortgage loans originated, sold and serviced by the Corporation and the need to hire an additional employee, to cover the additional volume.

           Total operating expenses for the year ended March 31, 2001 were $553,000 as compared to $864,000 for the year ended March 31, 2000, a decrease of $311,000 or 36%. The decrease was primarily due to the write-off of a note receivable loss of $326,000 in the prior year, a decrease of $37,000 of professional fees and a decrease of $6,000 of stock record and other financial expenses.
                                        5

This decrease was offset by an increase in officer salaries and other salaries, amortization of mortgage servicing rights, and employee and general insurance benefits.

           A net income tax provision of $5,000 was recorded for the year ended March 31, 2001, as compared to $133,000 tax benefit for the year ended March 31, 2000, which primarily reflects the current provision and the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that will be more likely than not be realized based on current and projected profitability.

PLAN OF OPERATION

           The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

           The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. Management plans to continue to actively pursue strategic acquisitions or mergers of other finance companies in order to implement its business plan. The Corporation has also engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, certain members of the Corporation's management (including certain members of the board of directors) have indicated they may be interested in purchasing the operating assets of the Company. The Board of Directors has indicated that it would consider such a proposal when and if specific proposed terms and conditions are presented.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2001 and 2000, the Corporation had cash and cash equivalents of $232,000 and $327,000, respectively.

           On December 15, 2000, the Corporation closed its third Commercial Line of Credit with The Hudson United Bank (formerly Lafayette American Bank & Trust Company). This $3,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At March 31, 2001, and March 31, 2000 there was $2,320,000 and $1,718,000 advanced on this line of credit, respectively. The Corporation is hopeful that this established long-term conventional banking relationship that will continue to grow and enable the Corporation to increase its volume of business.

           The Corporation currently anticipates that during the year ending March 31, 2002, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability on its new line of credit will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2001. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations.
                                        6

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

           The Corporation did not have any material capital commitments at March 31, 2001.

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

PARTNERSHIP

           On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership (the "Limited Partnership") of which the Corporation is the General Partner. The purpose of this entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners are restricted to investors who qualify as "Accredited Investors", as defined in Regulation D, promulgated under the Securities Act of 1933. This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a guaranteed income return to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of April 30, 2001, the Corporation sold 100 units in the Partnership. A copy of the offering memo is available upon request.

         The Corporation is in the process of establishing a second private placement offering to be known as First Connecticut Capital Mortgage Fund B, Limited Partnership (the Limited Partnership Fund B") of which the Corporation is the General Partner.

The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5 million in $50,000 units, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors."

ITEM 7.    FINANCIAL STATEMENTS

           The Corporations financial statements as of and for the years ended March 31, 2001 and 2000 are incorporated herein by reference and are attached hereto as Exhibit 13.

     Independent Auditors' Report - Page 1
     Balance Sheets, March 31, 2001 and 2000 - Page 2
     Statements of Income, years ended March 31, 2001 and 2000 - Page 3 Statements of Changes in Stockholders' Equity, years ended March 31,
          2001 and 2000 - Page 4
     Statements of Cash Flows, years ended March 31, 2001 and 2000 - Page 5 Notes to Financial Statements - Page 6 - 11

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

           On December 11, 2000 the Corporation filed Form 8-K as to the Changes in Registrant's Certifying Accountant. There were no disagreements between the Corporation and its previous accountants for the audits of the last two fiscal years.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and executive officers of the Corporation as of April 30, 2001 are as follows:

           NAMES               AGE           PRESENT POSITION

David Engelson                 80            Chairman of the Board of Directors

Lawrence R. Yurdin             61            President, CEO and Director

Jan E. Cohen                   44            Director

Thomas D'Addario               49            Director

Ronald Farrell                 56            Director

Michael L. Goldman             40            Assistant Secretary and Director

Priscilla E. Ottowell          54            Secretary and Controller

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



                                                                  SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                        --------------------------------------    ----------------------------------------------
                                                                          AWARDS                 PAYOUTS

                                                      OTHER       ----------------------- ---------------------
                                                      ANNUAL      RESTRICTED                          ALL OTHER
 NAME AND                                             COMPEN-       STOCK       OPTIONS/     LTIP       COMPEN-
 PRINCIPAL              YEAR        SALARY    BONUS   SATION        AWARDS       SARS       PAYOUTS     SATION
 POSITION               ENDED        ($)       ($)      ($)          ($)         (#)         ($)         ($)
-----------             -----      -------   -------  -------     ----------   ---------  ---------   ---------

David Engelson          03/31/01   $12,000     0        0           None           0       None            0
 Chairman of the        03/31/00   $11,000     0        0           None           0       None            0
 Board & Treasurer      03/31/99   $13,000     0        0           None           0       None            0

Lawrence R Yurdin       03/31/01   $88,000     0        0           None           0       None            0
 President and CEO      03/31/00   $83,000     0        0           None           0       None            0
                        03/31/99   $67,500     0        0           None           0       None            0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

           The following tables' list the beneficial owners of more than five-percent of the Corporation's Common Stock and the shares beneficially owned by all directors and executive officers of the Corporation as of March 31, 2001.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


NAME AND ADDRESS OF              AMOUNT AND NATURE OF
BENEFICIAL OWNER                   BENEFICIAL OWNER             PERCENT
----------------                   ----------------             -------

Robert E. Humphreys                    114,900                   9.792
64 Alcott Street
Acton, MA  01720

Walter P. Carucci                      121,750                  10.380
C/O Carr Securities Corp
14 Vanderventer Avenue
Port Washington, NY 11050

Carucci Family Partners                116,250                   9.910
C/O Carr Securities Corp
14 Vanderventer Avenue
Poet Washington, NY 11050

SECURITY OWNERSHIP OF MANAGEMENT

NAME OF                          AMOUNT AND NATURE OF
BENEFICIAL OWNER                  BENEFICIAL OWNER                 PERCENT
----------------                  ----------------                 -------

David Engelson                          43,605                        3.716
Lawrence R. Yurdin                      21,707                        1.850
Jan E. Cohen                             2,113                         .180
Thomas D'Addario                        15,700                        1.340
Ronald Farrell                           2,500                         .213
Michael L. Goldman                      16,921                        1.440
Priscilla E. Ottowell                    4,389                         .374
                                      ---------                      ------

All directors and executive
 officers as a group
 (seven persons)                      106,935                         9.113


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                          TRANSACTIONS WITH MANAGEMENT

           As of March 31, 2001, the Corporation has a $120,000 loan outstanding to CF Industries, Inc. The President of CF Industries, Inc. is Jan E. Cohen, a director of the Corporation. The loan is collateralized by a first mortgage on property owned by CF Industries, Inc., and is personally guaranteed by Mr. Cohen. The Loan Committee and the Board of Directors approved the loan, which was granted at terms equivalent to other arm's length transactions entered into by the Corporation. A contract for a permanent take-out mortgage has been issued and it is anticipated that this loan will be paid in full within 2001.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     (13)      Financial Statements.

           (b)       Reports on Form 8-K.

                     Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE FIRST CONNECTICUT CAPITAL
                                           CORPORATION

Date:  April 30, 2001            By:  / S / LAWRENCE R. YURDIN
                                      ------------------------
                                      Lawrence R. Yurdin
                                      President and Chief Executive Officer

Date:  April 30, 2001                      By:  / S / PRISCILLA E. OTTOWELL
                                                ---------------------------
                                                Priscilla E. Ottowell
                                                Secretary and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 30, 2001            / S /  DAVID ENGELSON
                                 ---------------------
                                 David Engelson
                                 Chairman of the Board

Date:  April 30, 2001            / S /  JAN E. COHEN
                                 -------------------
                                 Jan E. Cohen
                                 Director

Date:  April 30, 2001            / S /  THOMAS D'ADDARIO
                                 -----------------------
                                 Thomas D'Addario
                                 Director

Date:  April 30, 2001            / S /  RONALD FARRELL
                                 ---------------------
                                 Ronald Farrell
                                 Director

Date:  April 30, 2001            / S / MICHAEL L. GOLDMAN
                                 ------------------------
                                 Michael L. Goldman
                                 Assistant Secretary and Director

Date:  April 30, 2001            / S / LAWRENCE R. YURDIN
                                 ------------------------
                                 Lawrence R. Yurdin
                                 President and Director

Date:  April 30, 2001            / S / PRISCILLA E. OTTOWELL
                                 ---------------------------
                                 Priscilla E. Ottowell
                                 Secretary and Controller