Form 10QSB
period 2001-06-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2001-08-01
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2001
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                            EXCHANGE ACT
       For the transition period from _____________ to ______________ Commission file number 811-0969

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

               --------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

Transitional Small Business Format:  Yes _____     No  X
                                                     -----

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEET, JUNE 30, 2001
(Dollars in thousands, except share data)
(Unaudited)



ASSETS                                                        2001
------                                                        ----

Cash and cash equivalents                                   $   241
Restricted cash                                                  44
Loans - net of allowance for loan losses of $45               3,232
Loans held for sale                                           1,126
Accrued interest receivable                                       5
Servicing rights                                                 72
Fixed assets                                                     14
Deferred income taxes                                           554
Other assets                                                     48
                                                            -------

TOTAL ASSETS                                                $ 5,336
                                                            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                              $ 2,674
Accounts payable and other accrued expenses                     106
                                                            -------

TOTAL LIABILITIES                                             2,780
                                                            -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                      587
Additional paid in capital                                    9,253
Accumulated deficit                                          (7,284)
                                                            -------

TOTAL STOCKHOLDERS' EQUITY                                    2,556
                                                            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 5,336
                                                            =======


See notes to condensed financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except share data)
(Unaudited)

                                                          2001         2000
                                                          ----         ----
INTEREST INCOME:
Interest and fees on loans                            $       155   $       119
                                                      -----------   -----------

INTEREST EXPENSE:
Interest expense on line of credit                             61            48
Other interest expense                                          3             5
                                                      -----------   -----------

TOTAL INTEREST EXPENSE                                         64            53



NET INTEREST INCOME                                            91            66
                                                      -----------   -----------


OTHER OPERATING INCOME:
Servicing fees                                                116            85
Other fees                                                      8             7
                                                      -----------   -----------
    Total other operating income                              124            92
                                                      -----------   -----------

TOTAL INCOME                                                  215           158
                                                      -----------   -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                             52            36
Other salaries                                                 13             9
Directors' fees                                                 1             1
Professional services                                           5             7
Collection expenses                                             6             1
Miscellaneous taxes                                             5             3
Employee and general insurance                                 11            11
Rent                                                            8             8
Corporate insurance expenses                                    5             5
Licenses, dues and subscriptions expenses                       1             1
Communications                                                  4             2
Advertising and promotions                                      1             1
Stock record and other financial expenses                       4             5
Depreciation                                                    1             3
Equipment and auto rental                                       4             3
Postage expenses                                                4             1
Office supplies                                                 1             1
Other                                                           6             2
                                                      -----------   -----------
    Total other operating expenses                            132           100
                                                      -----------   -----------

INCOME BEFORE INCOME TAX BENEFIT                               83            58
INCOME TAX PROVISION (BENEFIT)                                  5           (45)
                                                      -----------   -----------

NET INCOME                                            $        78   $       103
                                                      ===========   ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)           $      0.07   $      0.09
                                                      ===========   ===========

Weighted average number of
  common shares outstanding (basic and diluted)         1,173,382     1,173,382
                                                      ===========   ===========


See notes to condensed financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(Dollars in thousands, except share data)
(Unaudited)



                               Common Stock       Additional                  Total
                          Number Of               Paid - In   Accumulated  Stockholders'
                           Shares     Amount       Capital     Deficit       Equity
                           ------     ------       -------     -------       ------



BALANCE, April 1, 2001   1,173,382   $     587   $   9,253   ($  7,362)   $   2,478

Net Income                      78          78

                         ---------   ---------   ---------   ---------    ---------
BALANCE, June 30, 2001   1,173,382   $     587   $   9,253   ($  7,284)   $   2,556
                         =========   =========   =========   =========    =========


See notes to condensed financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)
(Unaudited)


                                                               2001      2000
                                                               ----      ----
OPERATING ACTIVITIES
   Net income                                                $    78    $   103
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred taxes                                           --          (45)
       Depreciation                                                1          3
       Origination of loans held for sale                     (3,729)    (3,296)
       Proceeds from sales of loans held for sale              3,576      3,246
       Changes in assets and liabilities:
         Increase in restricted cash                            --           (1)
         Increase in accrued interest receivable                  (1)        (1)
         Decrease in other assets                               --            4
         Increase (decrease) in accounts payable
          and other accrued expenses                              76        (28)
                                                             -------    -------

            Net cash provided by (used in)
               operating activities                                1        (15)
                                                             -------    -------

INVESTING ACTIVITIES
      Originations of loans                                     (354)      --
      Net (increase) decrease on loans                             8        810
                                                             -------    -------

            Net cash (used in) provided by
               investing activities                             (346)       810
                                                             -------    -------

FINANCING ACTIVITIES
     Increase (decrease) in line of credit borrowings            354       (805)
                                                             -------    -------

            Net cash provided by (used in)
               financing activities                              354       (805)
                                                             -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   9        (10)

CASH AND CASH EQUIVALENTS, BEGINNING                             232        327
                                                             -------    -------

CASH AND CASH EQUIVALENTS, ENDING                            $   241    $   317
                                                             =======    =======

See notes to condensed financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended March 31, 2001.

           Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Corporation is currently licensed in the state of Connecticut to operate as Mortgage Lender/Broker.

           The Corporation had net income of $78,000 for the three months ended June 30, 2001 compared to net income of $103,000 for the three months ended June 30, 2000. The decrease of $25,000 is due to the increase in officers' salaries of $16,000, other salaries of $4,000 and the increase in collection expenses of $5,000 and the decrease in the income tax provision (benefit) of $50,000. These were off set by an increase of $25,000 in net interest income and an increase of $32,000 in other operating income.

INTEREST INCOME AND OTHER OPERATING INCOME

           Interest and fees on loans increased $36,000 for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. This increase was primarily due to an increase in the number of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industries. We continue to provide construction financing to a segment of the market whose price range is less affected by economic conditions.

           Servicing fees increased by $31,000 for the three months ended June 30, 2001, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans and the Limited Partnership portfolios.

THE FIRST CONNECTICUT CAPITAL CORPORATION

OTHER OPERATING EXPENSE

           Total other operating expenses increased by $32,000 during the three months ended June 30, 2001, as compared to the comparable period of the prior year. This increase is due to the increase in officers' salaries, other salaries, collection expenses and other expense categories

INCOME TAX PROVISION (BENEFIT)

           A net income tax provision of $5,000 was recorded for the three months ended June 30, 2001, as compared to $45,000 tax benefit for the three months ended June 30, 2000, which primarily reflects the current provision and the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that will be more likely than not be realized based on current and projected profitability.

PLAN OF OPERATION

           The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans collateralized by residential properties and commercial real estate. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, with origination and servicing fees retained by the Corporation. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans and mortgage servicing rights.

           It is anticipated that based upon the favorable climate in the construction industry in Connecticut, the Corporation will continue to maintain its present level of activities in this area. Management is cognizant that residential construction is seasonal in nature, as well as sensitive to changing interest rates. Loan demand, in general however, remains steady. We are experiencing an increase in "repeat business" from our growing list of contractors/borrowers primarily due to our streamlined application and closing process. We continue to provide prompt, professional and personalized service which is extremely attractive, as well as unique, in today's lending environment.

           The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. Management plans to continue to actively pursue strategic acquisitions or mergers of other finance companies in order to implement its business plan. The Corporation has also engaged the service of an investment advisor to assist in maximizing stockholders value. In connection with the above, certain members of the Corporation's management (including certain members of the board of directors) have indicated they may be interested in purchasing the operating assets of the Corporation. The Board of Directors has indicated that it would consider such a proposal when and if specific proposed terms and conditions are present.

THE FIRST CONNECTICUT CAPITAL CORPORATION

LINE OF CREDIT

           On December 15, 2000 the Corporation closed its third Commercial Line of Credit with Hudson United Bank. This $3,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate and will expire on December 1, 2001. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At June 30, 2001, and June 30, 2000 there was $2,674,000 and $913,000 advanced on this line of credit, respectively. The Corporation is hopeful that this established long-term conventional banking relationship will continue to grow and enable the Corporation to increase its volume of business.

FINANCIAL RESOURCES

           As of June 30, 2001, the Corporation had $241,000 of unrestricted cash and cash equivalents and approximately $2,556,000 of Stockholders' Equity.

           The Corporation currently anticipates that during the year ending March 31, 2002, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability of its line of credit will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2002. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. If construction loan demand increases, the Corporation will require additional cash to service those requirements. The Corporation continues to monitor its cash flow requirements. Due to the aforementioned line of credit, the Corporation feels it will be able to meet these cash requirements. The Corporation also continues to decrease its cash flow requirements by monitoring all expenses.

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

                                                THE FIRST CONNECTICUT CAPITAL
                                                CORPORATION
                                                (Registrant)

Date:   July 17, 2001                 By: _________________________________
                                          Lawrence R. Yurdin
                                                President