Form 10QSB
period 2001-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2001-10-26
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2001
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         For the transition period from _____________ to ______________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X___ No _____

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

Transitional Small Business Format:  Yes _____ No __X___

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, SEPTEMBER 30, 2001
(Dollars in thousands, except share data)
(Unaudited)



ASSETS                                                                    2001
------                                                                    ----

Cash and cash equivalents                                               $   420
Restricted cash                                                              44
Loans - net of allowance for loan losses of $45                         $ 2,810
Loans held for sale                                                         989
Accrued interest receivable                                                   6
Servicing rights                                                             72
Fixed assets                                                                 13
Deferred income taxes                                                       554
Other assets                                                                 51
                                                                        -------

TOTAL ASSETS                                                            $ 4,958
                                                                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                          $ 2,246
Accounts payable and other accrued expenses                                  21
                                                                        -------

TOTAL LIABILITIES                                                         2,267
                                                                        -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                  587
Additional paid in capital                                                9,253
Accumulated deficit                                                      (7,148)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                                2,692
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 4,958
                                                                        =======


See notes to condensed financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands, except share data)
(Unaudited)
                                                 Three Months   Six Months   Three Months     Six Months
                                                    Ended         Ended         Ended            Ended
                                                  Sep. 30, 2001 Sep. 30,2001  Sep. 30, 2000   Sep. 30, 2000
                                                  --------------------------  -------------   -------------
INTEREST INCOME:
Interest and fees on loans                        $       160    $       315    $       160    $       279
                                                  -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest expense on line of credit                         62            123             28             76
Other interest expense                                      4              7              3              8
                                                  -----------    -----------    -----------    -----------

TOTAL INTEREST EXPENSE                                     66            130             31             84



NET INTEREST INCOME                                        94            185            129            195
                                                  -----------    -----------    -----------    -----------


OTHER OPERATING INCOME:
Servicing fees                                            135            251             83            168
Other fees                                                  9             17              8             15
                                                  -----------    -----------    -----------    -----------
    Total other operating income                          144            268             91            183
                                                  -----------    -----------    -----------    -----------

TOTAL INCOME                                              238            453            220            378
                                                  -----------    -----------    -----------    -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                         35             87             35             71
Other salaries                                             12             25              9             18
Directors' fees                                          --                1           --                1
Professional services                                       5             10              8             15
Collection expenses                                         4             10              1              1
Miscellaneous taxes                                         5             10              4              7
Employee and general insurance                             10             21             11             22
Rent                                                        8             16              8             16
Amortization of servicng rights                          --             --               12             12
Corporate insurance expenses                                5             10              6             11
Licenses, dues and subscriptions expenses                   2              3              2              3
Communications                                              1              5              3              5
Advertising and promotions                                  1              2              1              2
Stock record and other financial expenses                   2              6              3              8
Depreciation                                                1              2              2              5
Equipment and auto rental                                   3              7              3              6
Postage expenses                                            1              5              1              2
Office supplies                                             1              2              2              3
Other                                                       1              7              2              5
                                                  -----------    -----------    -----------    -----------
    Total other operating expenses                         97            229            113            213
                                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT              141            224            107            165
INCOME TAX (PROVISION) PROVISION                           (5)           (10)           (14)            31
                                                  -----------    -----------    -----------    -----------

NET INCOME                                        $       136    $       214    $        93    $       196
                                                  ===========    ===========    ===========    ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)       $      0.12    $      0.18    $      0.08    $      0.17
                                                  ===========    ===========    ===========    ===========

Weighted average number of
  common shares outstanding (basic and diluted)     1,173,382      1,173,382      1,173,382      1,173,382
                                                  ===========    ===========    ===========    ===========

See notes to condensed financial statements


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
(Dollars in thousands, except share data)
(Unaudited)
                                          Common Stock  Additional                Total
                              Number Of                 Paid - In   Accumulated Stockholders'
                               Shares       Amount       Capital     Deficit     Equity
                               ------       ------       -------     -------     ------



BALANCE, April 1, 2001        1,173,382   $     587   $   9,253   ($  7,362)   $   2,478

Net Income                                                              214          214

                              ---------   ---------   ---------   ---------    ---------
BALANCE, September 30, 2001   1,173,382   $     587   $   9,253   ($  7,148)   $   2,692
                              =========   =========   =========   =========    =========


See notes to condensed financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)
(Unaudited)
                                                                     2001        2000
                                                                     ----        ----
OPERATING ACTIVITIES
--------------------
   Net income                                                      $   214    $   196
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred taxes                                                 --          (45)
       Depreciation                                                      2          5
       Amortization of servicing rights                               --           12
       Origination of loans held for sale                           (8,120)    (6,226)
       Proceeds from sales of loans held for sale                    8,105      6,004
       Changes in assets and liabilities:
         Increase in restricted cash                                  --           (1)
         Increase in accrued interest receivable                        (2)        (1)
        ( Increase) decrease in other assets                            (4)         4
         Decrease in accounts payable and other accrued expenses        (9)       (16)
                                                                   -------    -------

            Net cash provided by (used in) operating activities        186        (68)
                                                                   -------    -------

INVESTING ACTIVITIES
      Originations of loans                                             74       --
      Principal collected on loans                                       2        105
      Purchase of fixed assets                                        --           (3)
                                                                   -------    -------

            Net cash provided by investing activities                   76        102
                                                                   -------    -------

FINANCING ACTIVITIES
     Decrease in line of credit borrowings                             (74)       (95)
                                                                   -------    -------

            Net cash used in financing activities                      (74)       (95)
                                                                   -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       188        (61)

CASH AND CASH EQUIVALENTS, BEGINNING                                   232        327
                                                                   -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                  $   420    $   266
                                                                   =======    =======

See notes to condensed financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended March 31, 2001.

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Corporation is currently licensed in the state of Connecticut to operate as Mortgage Lender/Broker.

         The Corporation had net income of $214,000 for the six months ended September 30, 2001 compared to net income of $196,000 for the six months ended September 30, 2000. The increase of $18,000 is due to the increase of $83,000 collected in servicing fees. This was offset by an increase of $47,000 of interest paid on the Corporation's line of credit and the increase of $16,000 in officers' salaries.

INTEREST INCOME AND OTHER OPERATING INCOME

         Interest and fees on loans increased $36,000 for the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. This increase was primarily due to an increase in the number of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industries. We continue to provide construction financing to a segment of the market whose price range is less affected by economic conditions.

         Servicing fees increased by $83,000 for the six months ended September 30, 2001, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans, the increase in the Limited Partnership portfolios and the decrease of the interest rate paid on the Corporation's line of credit.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

OTHER OPERATING EXPENSE

         Total other operating expenses increased by $16,000 during the six months ended September 30, 2001, as compared to the comparable period of the prior year. This increase is due to the increase of $23,000 in officers' salaries, and other salaries, offset by the decrease of $5,000 in Professional services.

INCOME TAX PROVISION (BENEFIT)
------------------------------

         A net income tax provision of $10,000 was recorded for the six months ended September 30, 2001, as compared to $31,000 tax benefit for the six months ended September 30, 2000, which primarily reflects the current provision and the reduction of the valuation allowance against net operating loss carryforwards
(NOLS), based on management's assessment of the amount of NOLS that will more likely than not be realized based on current and projected profitability.

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

         Attractive long-term mortgage rates are expected to encourage more spec building, which should result in increased construction loan demand. Based upon the continuing favorable climate in the construction industry in Connecticut, the Corporation will expect to increase its present level of activities in this area. Management is cognizant that residential construction is seasonal in nature, as well as sensitive to changing interest rates. Loan demand, in general however, remains steady. We continue to experience an increase in "repeat business" from our growing list of contractors/borrowers primarily due to our streamlined application and closing process. We continue to provide prompt, professional and personalized service which is extremely attractive, as well as unique, in today's lending environment.

         The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. Management is continuing to actively pursue strategic acquisitions or mergers of other finance companies in order to implement its business plan. The Corporation has also engaged the service of an investment advisor to assist in maximizing stockholders value. In connection with the above, certain members of the Corporation's management (including certain members of the board of directors) have indicated they may be interested in purchasing the operating assets of the Corporation. The Board of Directors has indicated that it would consider such a proposal when and if specific proposed terms and conditions are present.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

LINE OF CREDIT
--------------

         On December 15, 2000 the Corporation closed its third Commercial Line of Credit with Hudson United Bank. This $3,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate and will expire on December 1, 2001. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At September 30, 2001, and September 30, 2000 there was $2,246,000 and $1,623,000 advanced on this line of credit, respectively. The Corporation is hopeful that this established long-term conventional banking relationship will continue to grow and enable the Corporation to increase its volume of business.

FINANCIAL RESOURCES
-------------------

         As of September 30, 2001, the Corporation had $420,000 of unrestricted cash and cash equivalents and approximately $2,692,000 of Stockholders' Equity.

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

                                       THE FIRST CONNECTICUT CAPITAL CORPORATION
                                                   (Registrant)

Date:   October 25, 2001               By: _________________________________
                                           Lawrence R. Yurdin
                                           President