Form 10KSB/A
period 2001-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2002-02-14
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A

     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended MARCH 31, 2001.

                        Commission File number: 811-0969
                    THE FIRST CONNECTICUT CAPITAL CORPORATION
     -----------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

       CONNECTICUT                                06-0759497
       -----------                                ----------
  (State of Incorporation)                      (IRS Employer
                                               Identification No.)


1000 BRIDGEPORT AVENUE, SHELTON, CONNECTICUT              06484
--------------------------------------------              ------
  (Address of principal executive offices)                Zip Code


Registrant's telephone number     (203) 944-5400
                                  --------------

Securities registered under Section 12(b) of the Exchange Act: NONE

Name of each exchange on

               WHICH REGISTERED:
               -----------------
                    NONE

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

                                TABLE OF CONTENTS


PART I                                                                     PAGE

           Item 1 - Description of Business............................... 1 - 4

           Item 2 - Description of Property...............................   4

           Item 3 - Legal Proceedings.....................................   4

           Item 4 - Submissions of Matters to a Vote of Security Holders..   4


PART II

           Item 5 - Market for Common Equity and
                         Related Stockholder Matters. .................... 4 - 5

           Item 6 - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.............. 5 - 8

           Item 7 - Financial Statements..................................   8

           Item 8 - Changes in and Disagreements With Accountants
                         on Accounting and Financial Disclosure...........   8


PART III

           Item 9 - Directors, Executive Officers, Promoters
                         and Control Persons; Compliance with
                         Section 16(a) of the Exchange Act................ 8 - 9

           Item 10 - Executive Compensation...............................9 - 10

           Item 11 - Security Ownership of Certain Beneficial Owners and
                          Management......................................  10

           Item 12 - Certain Relationships and Related Transactions.......  11

           Item 13 - Exhibits and Reports on Form 8-K.....................  11


SIGNATURES................................................................  12


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

           As of April 30, 2001, the Corporation serviced a total portfolio of approximately $13,462,000, as listed below:

      Portfolio Loan Program                              $ 8,316,000
      First Connecticut Capital Mortgage Fund A             5,000,000
      Greenwich Capital Financial Corporation                 146,000
                                                         -------------
                                                          $13,462,000

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

           On June 29, 1993, the Corporation's application for deregistration under the Investment Company Act of 1940 was approved by the Securities and Exchange Commission.
                                        1
           On December 15, 1993, the Corporation sold substantially all of its outstanding investment portfolio to GF Mortgage Corporation for an amount sufficient to settle substantially all of the Company's liabilities under the Plan. As part of this transaction, restrictions under the Plan regarding the Corporation's lending activities were waived.

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

SEASONALITY
-----------

           The Corporation's business and the mortgage banking industry as a whole is generally subject to seasonal trends which reflect a pattern of home sales and resales. Loan originations typically peak during the spring and summer seasons and decline from mid-November through January. Prior to January 1996, the Corporation focused its efforts on refinances of mortgages on residential properties, which was generally the case throughout the industry. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions, as well as bridge financing. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, the limited partnership as defined below or assigned to Hudson United Bank under its credit line facility with fees retained for servicing.

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
                                           HIGH               LOW
                                           ----               ---
    2001
    ----
First Quarter                          $    .550         $    .400
Second Quarter                              .590              .400
Third Quarter                               .670              .570
Fourth Quarter                              .640              .600

                                           HIGH               LOW
                                           ----               ---
    2000
    ----
First Quarter                          $    .750         $    .350
Second Quarter                              .780              .650
Third Quarter                               .900              .760
Fourth Quarter                              .875              .560

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT
-----------

           The Corporation's management has restated the 10-KSB for the fiscal year ended March 31, 2001, based on information obtained after the close of the Corporation's fiscal year. This restatement related to the adjustment of certain loan values which were adjusted to reflect current market values as of March 31, 2001. The effects of this restatement for the year ended March 31, 2001 was to increase the provision for loan losses and to reduce net income and shareholders'equity by $520,000 from the previously reported results.

RESULTS OF OPERATIONS
---------------------

           The Corporation had net loss of $313,000 for the year ended March 31, 2001 compared to a net income of $134,000 for the year ended March 31, 2000. This decrease of $447,000 is due primarily by the increase of $555,000 in the provision for loan losses, an increase of $89,000 of interest paid on the Corporation's line of credit, the increase in amortization of servicing rights of $61,000, the decrease in the income tax provision (benefit) of $138,000. These were off set by the increase of $125,000 collected in servicing fees and the decrease of $326,000 note receivable losses for the year ended March 31, 2001.

           Total interest and fee income for the year ended March 31, 2001 was $526,000 as compared to $509,000 for the year ended March 31, 2000, an increase of $17,000 or 3%. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industry.

           For the year ending March 31, 2001, the Corporation recorded a provision for loan loss of $555,000, to adjust the allowance for loan losses to adequately absorb decreases in loan values based on the portfolio valuation company. Within the Corporation's portfolio are three (3) loans that were originated in the early 1980's. Due to the nature of the collateral (which has extensive environmental issues associates with it) as well as other negative factors, the Clayton Group, a nationally recognized loan portfolio appraisal company, has evaluated these three (3) loans as having a fair value of $81,000.

           Future cash flows from these loans may exceed the $81,000 net book value at March 31, 2001, however the loans have been written down to the fair value, as these loans are collateral dependent in nature.

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

           Total operating expenses for the year ended March 31, 2001 were $553,000 as compared to $864,000 for the year ended March 31, 2000, a decrease of $311,000 or 36%. The decrease was primarily due to the write-off of a note receivable loss of $326,000 in the prior year of March 31, 2000, a decrease of $37,000 of professional fees and a decrease of $6,000 of stock record and other financial expenses. This decrease was offset by an increase in officer salaries and other salaries, amortization of mortgage servicing rights, and employee and general insurance benefits.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           At March 31, 2001 and 2000, the Corporation had cash and cash equivalents of $232,000 and $327,000, respectively.

           On December 15, 2000, the Corporation closed its third Commercial Line of Credit with The Hudson United Bank (formerly Lafayette American Bank & Trust Company). This $3,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At March 31, 2001, and March 31, 2000 there was $2,320,000 and $1,718,000 advanced on this line of credit, respectively. As a result of the restated March 31, 2001 financial statements the Corporation was in violation of two financial covenants as of March 31, 2001. The covenants in violation under the line of credit agreement are:

     a.)   Debt to worth ratio of 1 to 1.
     b.)   Net worth requirement of $2,000,000.

            The bank has wave these financial covenants violations for the year ended March 31, 2001 and it is expected that the line of credit will be renew by the end of February 2002. The line of credit is currently extended to April 1, 2002.

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

PARTNERSHIP
-----------

           On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership (the "Limited Partnership") of which the Corporation is the General Partner. The purpose of this entity is to sell units in the Limited Partnership to investors in a private placement, up to a maximum of $5 million in $50,000 units, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners are restricted to investors who qualify as "Accredited Investors", as defined in Regulation D, promulgated under the Securities Act of 1933. This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a stipulated income returns to the limited partners in connection with mortgage loans that would be purchased by the Limited Partnership from the funds invested by the limited partner. As of April 30, 2001, the Corporation sold 100 units in the Partnership. A copy of the offering memo is available upon request.

           The Corporation is in the process of establishing a second private placement offering to be known as First Connecticut Capital Mortgage Fund B, Limited Partnership (the "Limited Partnership Fund B") of which the Corporation is the General Partner. The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5 million in $50,000 units, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors."

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

           On December 21, 2000 the Corporation filed Form 8-K as to the Changes in Registrant's Certifying Accountant. There were no disagreements between the Corporation and its previous accountants for the audits of the last two fiscal years.

                                    PART III
                                    --------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------

           The directors and executive officers of the Corporation as of April 30, 2001 are as follows:

  NAMES                        AGE                PRESENT POSITION
  -----                        ---                ----------------

David Engelson                 80             Chairman of the Board of Directors

Lawrence R. Yurdin             61             President, CEO and Director

Jan E. Cohen                   44             Director

Thomas D'Addario               49             Director

Ronald Farrell                 56             Director

Michael L. Goldman             40             Assistant Secretary and Director

Priscilla E. Ottowell          54             Secretary and Controller


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



                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                              LONG TERM COMPENSATION
                            ------------------------------                        ----------------------
                                                                            AWARDS             PAYOUTS
                                                         OTHER              ------             -------
                                                         ANNUAL           RESTRICTED                           ALL OTHER
      NAME AND                                           COMPEN-            STOCK       OPTIONS/   LTIP         COMPEN-
      PRINCIPAL           YEAR      SALARY    BONUS      SATION             AWARDS       SARS      PAYOUTS      SATION
      POSITION            ENDED      ($)       ($)         ($)               ($)         (#)            ($)
     -----------          -----    -------   -------   -----------        ----------   -----------  -----------
       ($)

David Engelson          03/31/01    $12,000      0          0              None            0         None            0
 Chairman of the        03/31/00    $11,000      0          0              None            0         None            0
 Board & Treasurer      03/31/99    $13,000      0          0              None            0         None            0

Lawrence R Yurdin       03/31/01    $88,000      0          0              None            0         None            0
 President and CEO      03/31/00    $83,000      0          0              None            0         None            0
                        03/31/99    $67,500      0          0              None            0         None            0


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
C/O Carr Securities Corp
14 Vanderventer Avenue
Poet Washington, NY 11050

SECURITY OWNERSHIP OF MANAGEMENT

NAME OF                             AMOUNT AND NATURE OF
BENEFICIAL OWNER                     BENEFICIAL OWNER                PERCENT
----------------                     ----------------                -------

David Engelson                             43,605                      3.716
Lawrence R. Yurdin                         21,707                      1.850
Jan E. Cohen                                2,113                       .180
Thomas D'Addario                           15,700                      1.340
Ronald Farrell                              2,500                       .213
Michael L. Goldman                         16,921                      1.440
Priscilla E. Ottowell                       4,389                       .374
                                         --------                       ----

All directors and executive officers
 as a group (seven persons)               106,935                      9.113

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     (13)      Financial Statements.

           (b)       Reports on Form 8-K.

                     Form 8-K filed on December 21, 2000

                     Form 8-K filed on December 5, 2001

                     Form 8-K filed on February 11, 2002

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

                                     THE FIRST CONNECTICUT CAPITAL
                                     CORPORATION

Date:  February 12, 2002             By:  / S / LAWRENCE R. YURDIN
                                          - - - -------- -- ------
                                          Lawrence R. Yurdin
                                          President and Chief Executive Officer

Date:  February 12, 2002             By:  / S / PRISCILLA E. OTTOWELL
                                          - - - --------- -- --------
                                          Priscilla E. Ottowell
                                          Secretary and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  February 12, 2002            / S /  DAVID ENGELSON
                                    - - -  ----- --------
                                    David Engelson
                                    Chairman of the Board


Date:  February 12, 2002            / S /  JAN E. COHEN
                                    - - -  --- -- -----
                                    Jan E. Cohen
                                    Director

Date:  February 12, 2002            / S /  THOMAS D'ADDARIO
                                    - - -  ------ ---------
                                    Thomas D'Addario
                                    Director

Date:  February 12, 2002            / S /  RONALD FARRELL
                                    - - -  ------ -------
                                    Ronald Farrell
                                    Director

Date:  February 12, 2002            / S / MICHAEL L. GOLDMAN
                                    - - - ------- -- -------
                                    Michael L. Goldman
                                    Assistant Secretary and Director

Date:  Ferbuary 12, 2002            / S / LAWRENCE R. YURDIN
                                    - - - -------- -- ------
                                    Lawrence R. Yurdin
                                    President and Director

Date:  February 12, 2002            / S / PRISCILLA E. OTTOWELL
                                    - - - --------- -- --------
                                    Priscilla E. Ottowell
                                    Secretary and Controller