Form 10QSB/A
period 2001-06-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2002-02-14
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2001
                                     -------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             EXCHANGE ACT

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382


Transitional Small Business Format:  Yes           No  X
                                         ------      -----

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, JUNE 30, 2001
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------


ASSETS                                                            2001
------                                                            ----

Cash and cash equivalents                                         $241
Restricted cash                                                     44
Loans - net of allowance for loan losses of  $599                2,713
Loans held for sale                                              1,126
Accrued interest receivable                                          5
Servicing rights                                                    72
Fixed assets                                                        14
Deferred income taxes                                              554
Other assets                                                        48
                                                              ---------

TOTAL ASSETS                                                    $4,817
                                                              =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                                  $2,674
Accounts payable and other accrued expenses                        106
                                                              ---------

TOTAL LIABILITIES                                                2,780
                                                              ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                         587
Additional paid in capital                                       9,253
Accumulated deficit                                             (7,803)
                                                              ---------

TOTAL STOCKHOLDERS' EQUITY                                       2,037
                                                              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $4,817
                                                              =========


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------
                                                         2001            2000
                                                         ----            ----
INTEREST INCOME:
Interest and fees on loans .....................    $       155     $       119
                                                    -----------     -----------

INTEREST EXPENSE:
Interest expense on line of credit .............             61              48
Other interest expense .........................              3               5
                                                    -----------     -----------

TOTAL INTEREST EXPENSE .........................             64              53



NET INTEREST INCOME ............................             91              66
                                                    -----------     -----------

Recovery of provision for loan losses, net .....             (1)           --
                                                    -----------     -----------

NET INTERST INCOME AFTER RECOVERY OF
   PROVISION FOR LOAN LOSSES ...................             92              66
                                                    -----------     -----------

OTHER OPERATING INCOME:
Servicing fees .................................            116              85
Other fees .....................................              8               7
                                                    -----------     -----------
    Total other operating income ...............            124              92
                                                    -----------     -----------

TOTAL INCOME ...................................            216             158
                                                    ===========     ===========

OTHER OPERATING EXPENSES:

Officers' salaries .............................             52              36
Other salaries .................................             13               9
Directors' fees ................................              1               1
Professional services ..........................              5               7
Collection expenses ............................              6               1
Miscellaneous taxes ............................              5               3
Employee and general insurance .................             11              11
Rent ...........................................              8               8
Corporate insurance expenses ...................              5               5
Licenses, dues and subscriptions expenses ......              1               1
Communications .................................              4               2
Advertising and promotions .....................              1               1
Stock record and other financial expenses ......              4               5
Depreciation ...................................              1               3
Equipment and auto rental ......................              4               3
Postage expenses ...............................              4               1
Office supplies ................................              1               1
Other ..........................................              6               2
                                                    -----------     -----------
    Total other operating expenses .............            132             100
                                                    -----------     -----------

INCOME BEFORE INCOME TAX BENEFIT ...............             84              58
INCOME TAX PROVISION (BENEFIT) .................              5             (45)
                                                    -----------     -----------

NET INCOME .....................................    $        79     $       103
                                                    ===========     ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED) ....    $      0.07     $      0.09
                                                    ===========     ===========

Weighted average number of
  common shares outstanding: basic .............      1,173,382       1,173,382
                                                    ===========     ===========
  common shares outstanding : diluted ..........      1,176,367       1,173,382
                                                    ===========     ===========




See notes to condensed financial statements.




THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------

                                          Common Stock                                          Total
                                          ------------                                          -----
                                   Number Of                   Additional    Accumulated     Stockholders'
                                     Shares       Amount     Paid-In Capital   Deficit          Equity
                                     ------       ------     ----------------  --------          ------

BALANCE, April 1, 2001             1,173,382       $587        $9,253         ($7,882)         $1,958

Net Income                                                                         79              79

                                  -----------   ---------    ----------    -------------   -------------
BALANCE, June 30, 2001             1,173,382       $587        $9,253         ($7,803)         $2,037
                                  ===========   =========    ==========    =============   =============




See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands)
----------------------
(Unaudited)
-----------
                                                                                    2001             2000
                                                                                    ----             ----
OPERATING ACTIVITIES
--------------------
   Net income                                                                          $79            $103
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred taxes                                                                    -             (45)
       Depreciation                                                                      1               3
       Recovery on provision for loan losses                                            (1)                        -
       Origination of loans held for sale                                           (3,729)         (3,296)
       Proceeds from sales of loans held for sale                                    3,576           3,246
       Changes in assets and liabilities:
         Increase in restricted cash                                                                    (1)
         Increase in accrued interest receivable                                        (1)             (1)
         Decrease in other assets                                                        -               4
         Increase (decrease) in accounts payable and other accrued expenses             75             (28)
                                                                              -------------    ------------

            Net cash provided by (used in) operating activities                                        (15)
                                                                              -------------    ------------

INVESTING ACTIVITIES
--------------------
      Originations of loans                                                           (354)                        -
      Net (increase) decrease on loans                                                   8             810
                                                                              -------------    ------------

            Net cash (used in) provided by investing activities                       (346)            810
                                                                              -------------    ------------

FINANCING ACTIVITIES
--------------------
     Increase (decrease) in line of credit borrowings                                  354            (805)
                                                                              -------------    ------------

            Net cash provided by (used in) financing activities                        354            (805)
                                                                              -------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         9             (10)

CASH AND CASH EQUIVALENTS, BEGINNING                                                   232             327
                                                                              -------------    ------------

CASH AND CASH EQUIVALENTS, ENDING                                                     $241            $317
                                                                              =============    ============



See notes to condensed financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements of The First Connecticut Capital Corporation (the "Corporation"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB/A for the year ended March 31, 2001.

           Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE B - RESTATEMENT

           The Corporation's management has restated the 10-KSB for the fiscal year ended March 31, 2001 based on information obtained after the close of the Corporation's fiscal year. This restatement related to the adjustments of certain loan values which were adjusted to reflect current market values as of March 31, 2001. This restatement reduced net income and shareholders' equity by $520,000 for the year ended March 31, 2001. The effects of this restatement for the three months ended June 30, 2001 was to reduce shareholders' equity by $519,000 and increase net income by $1,000 from previously reported results.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

           The Corporation is currently licensed in the state of Connecticut to operate as Mortgage Lender/Broker.

           The Corporation had net income of $79,000 for the three months ended June 30, 2001 compared to net income of $103,000 for the three months ended June 30, 2000. The decrease of $24,000 is due to the increase in officers' salaries of $16,000, other salaries of $4,000 and the increase in collection expenses of $5,000 and the decrease in the income tax provision (benefit) of $50,000. These were off set by an increase of $25,000 in net interest income and an increase of $32,000 in other operating income.

THE FIRST CONNECTICUT CAPITAL CORPORATION

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

RECOVERY ON PROVISION FOR LOAN LOSSES
-------------------------------------

           For the three months ending June 30, 2001 the Corporation recorded a $1,000 recovery on its provision for loan losses due to the cash collected in excess of loan reserves. No such recovery was recorded during the three months ending June 30, 2000.

OTHER OPERATING EXPENSE
-----------------------

           Total other operating expenses increased by $32,000 during the three months ended June 30, 2001, as compared to the comparable period of the prior year. This increase is due to the increase in officers' salaries, other salaries, collection expenses and other expense categories

INCOME TAX PROVISION (BENEFIT)
------------------------------

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

PLAN OF OPERATION
-----------------

           The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans collateralized by residential properties and commercial real estate. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, with origination and servicing fees retained by the Corporation. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans and mortgage servicing rights.
                                        7

THE FIRST CONNECTICUT CAPITAL CORPORATION

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

FINANCIAL RESOURCES
-------------------

           As of June 30, 2001, the Corporation had $241,000 of unrestricted cash and cash equivalents and approximately $2,037,000 of Stockholders' Equity.

           The Corporation currently anticipates that during the year ending March 31, 2002, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability of its line of credit will be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2002. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. If construction loan demand increases, the Corporation will require additional cash to service those requirements. The Corporation continues to monitor its cash flow requirements. Due to the aforementioned line of credit, the Corporation feels it will be able to meet these cash requirements. The Corporation also continues to decrease its cash flow requirements by monitoring all expenses.
                                        8

THE FIRST CONNECTICUT CAPITAL CORPORATION

STOCK OPTIONS
-------------

           Effective May 3, 2001 the Corporation's directors authorized the issuance of 100,000 shares of common stock under its 1999 Stock Option Plan. The options vest evenly over five years and were issued at fair market value, as such no compensation expenses was recognized for the quarter ended June 30, 2001.


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

              Form 8K filed December 5, 2001

              Form 8K filed February 11, 2002


SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   THE FIRST CONNECTICUT CAPITAL
                                   CORPORATION
                                   (Registrant)

Date:   February 12, 2002          By: _________________________________
                                            Lawrence R. Yurdin
                                              President