Form 10QSB/A
period 2001-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2002-02-14
CIK 730669

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
                   -----------------------------------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS)
                           (SPECIFIED IN ITS CHARTER)

    CONNECTICUT                                        06-0759497
----------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION                         (IRS EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)



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

Transitional Small Business Format:  Yes _____     No  X
                                                     -----

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements




THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, SEPTEMBER 30, 2001
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------



ASSETS                                                            2001
------                                                            ----
Cash and cash equivalents                                         $420
Restricted cash                                                     44
Loans - net of allowance for loan losses of  $612                2,278
Loans held for sale                                                989
Accrued interest receivable                                          6
Servicing rights                                                    72
Fixed assets                                                        13
Deferred income taxes                                              554
Other assets                                                        51
                                                                -------
TOTAL ASSETS                                                    $4,427
                                                                =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                                  $2,246
Accounts payable and other accrued expenses                         21
                                                                -------
TOTAL LIABILITIES                                                2,267
                                                                -------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                         587
Additional paid in capital                                       9,253
Accumulated deficit                                             (7,680)
                                                                -------

TOTAL STOCKHOLDERS' EQUITY                                       2,160
                                                                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $4,427
                                                                =======


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------


                                                               Three Months   Six Months    Three Months    Six Months
                                                                  Ended          Ended          Ended         Ended
                                                              Sep. 30, 2001   Sep. 30,2001   Sep. 30, 2000 Sep. 30, 2000
                                                              -------------   ------------   ------------- -------------
INTEREST INCOME:
Interest and fees on loans                                            $160         $315          $160          $279
                                                                -----------   ----------    ----------   -----------

INTEREST EXPENSE:
Interest expense on line of credit                                      62          123            28            76
Other interest expense                                                   4            7             3             8
                                                                -----------   ----------    ----------   -----------

TOTAL INTEREST EXPENSE                                                  66          130            31            84



NET INTEREST INCOME                                                     94          185           129           195
                                                                -----------   ----------    ----------   -----------


Reserve for loan losses, net                                            13           12             -             -
                                                                -----------   ----------    ----------   -----------

NET INTEREST INCOME AFTER RESERVE FOR LOAN LOSSES                       81          173           129           195



OTHER OPERATING INCOME:
Servicing fees                                                         135          251            83           168
Other fees                                                               9           17             8            15
                                                                -----------   ----------    ----------   -----------
    Total other operating income                                       144          268            91           183
                                                                -----------   ----------    ----------   -----------

TOTAL INCOME                                                           225          441           220           378
                                                                -----------   ----------    ----------   -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                                      35           87            35            71
Other salaries                                                          12           25             9            18
Directors' fees                                                          -            1             -             1
Professional services                                                    5           10             8            15
Collection expenses                                                      4           10             1             1
Miscellaneous taxes                                                      5           10             4             7
Employee and general insurance                                          10           21            11            22
Rent                                                                     8           16             8            16
Amortization of servicng rights                                          -            -            12            12
Corporate insurance expenses                                             5           10             6            11
Licenses, dues and subscriptions expenses                                2            3             2             3
Communications                                                           1            5             3             5
Advertising and promotions                                               1            2             1             2
Stock record and other financial expenses                                2            6             3             8
Depreciation                                                             1            2             2             5
Equipment and auto rental                                                3            7             3             6
Postage expenses                                                         1            5             1             2
Office supplies                                                          1            2             2             3
Other                                                                    1            7             2             5
                                                                -----------   ----------    ----------   -----------
    Total other operating expenses                                      97          229           113           213
                                                                -----------   ----------    ----------   -----------

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT                           128          212           107           165
INCOME TAX (PROVISION) PROVISION                                        (5)         (10)          (14)           31
                                                                -----------   ----------    ----------   -----------
NET INCOME                                                            $123         $202           $93          $196
                                                                ===========   ==========    ==========   ===========
INCOME PER COMMON SHARE (BASIC AND DILUTED)                          $0.10        $0.17         $0.08         $0.17
                                                                ===========   ==========    ==========   ===========
Weighted average number of
  common shares outstanding: basic                               1,173,382    1,173,382     1,173,382     1,173,382
                                                                ===========   ==========    ==========   ===========
  common shares outstanding: diluted                             1,185,711    1,178,857     1,173,382     1,173,382
                                                                ===========   ==========    ==========   ===========



See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------
                                          Common Stock                                         Total
                                          ------------                                         -----
                                   Number Of                  Additional      Accumulated   Stockholders'
                                     Shares       Amount    Paid-In Capital     Deficit        Equity
                                     ------       ------    ---------------     -------        ------

BALANCE, April 1, 2001              1,173,382       $587        $9,253         ($7,882)         $1,958

Net Income                                                                         202            202

                                   -----------   ---------    ----------    -------------   -------------
BALANCE, September 30, 2001         1,173,382       $587        $9,253         ($7,680)         $2,160
                                   ===========   =========    ==========    =============   =============


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands)
----------------------
(Unaudited)
-----------
                                                                         2001                    2000
                                                                         ----                    ----
OPERATING ACTIVITIES
--------------------
   Net income                                                            $202                    $196
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred taxes                                                       -                     (45)
       Depreciation                                                         2                       5
       Provision for loan losses                                           12                       -
       Amortization of servicing rights                                     -                      12
       Origination of loans held for sale                              (8,120)                 (6,226)
       Proceeds from sales of loans held for sale                       8,105                   6,004
       Changes in assets and liabilities:
         Increase in restricted cash                                        -                      (1)
         Increase in accrued interest receivable                           (2)                     (1)
        ( Increase) decrease in other assets                               (4)                      4
         Decrease in accounts payable and other accrued expenses           (9)                    (16)
                                                                    ----------    --------------------

            Net cash provided by (used in) operating activities           186                     (68)
                                                                    ----------    --------------------

INVESTING ACTIVITIES
--------------------
      Principal collected on loans                                         76                     105
      Purchase of fixed assets                                              -                      (3)
                                                                    ----------    --------------------

            Net cash provided by investing activities                      76                     102
                                                                    ----------    --------------------

FINANCING ACTIVITIES
--------------------
     Decrease in line of credit borrowings                                (74)                    (95)
                                                                    ----------    --------------------

            Net cash used in financing activities                         (74)                    (95)
                                                                    ----------    --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          188                     (61)

CASH AND CASH EQUIVALENTS, BEGINNING                                      232                     327
                                                                    ----------    --------------------

CASH AND CASH EQUIVALENTS, ENDING                                        $420                    $266
                                                                    ==========    ====================




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

NOTE B - RESTATEMENT

           The Corporation's management has restated the 10-KSB for the fiscal year ended March 31, 2001 based on information obtained after the close of the Corporation's fiscal year. This restatement related to the adjustment of certain loan values which were adjusted to reflect current market values as of March 31, 2001. This restatement reduced net income and shareholders' equity by $520,000 for the year ended March 31, 2001. The effects of this restatement for the six months ended September 30, 2001 was to reduce shareholders' equity by $532,000 and decrease net income by $12,000 from previously reported results.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

           The Corporation is currently licensed in the state of Connecticut to operate as Mortgage Lender/Broker.

           The Corporation had net income of $202,000 for the six months ended September 30, 2001 compared to net income of $196,000 for the six months ended September 30, 2000. The increase of $6,000 is due to the increase of $83,000 collected in servicing fees. This was offset by an increase of $47,000 of interest paid on the Corporation's line of credit, the increase of $16,000 in officers' salaries and the of 13,000 to the Corporation's provision for loan losses.

INTEREST INCOME AND OTHER OPERATING INCOME
------------------------------------------

           Interest and fees on loans increased $36,000 for the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. This increase was primarily due to an increase in the number of mortgage loans originated and funded by the Corporation.

THE FIRST CONNECTICUT CAPITAL CORPORATION

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

PROVISION FOR LOAN LOSSES
-------------------------

           For the six months ending September 30, 2001 the Corporation recorded a $12,000 provision for loan losses due to the quarterly review of the loan portfolio. No such provision was recorded in the six months ending September 30, 2000.

OTHER OPERATING EXPENSE
-----------------------

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

THE FIRST CONNECTICUT CAPITAL CORPORATION

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

FINANCIAL RESOURCES
-------------------

           As of September 30, 2001, the Corporation had $420,000 of unrestricted cash and cash equivalents and approximately $2,160,000 of Stockholders' Equity.

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