Form 10QSB
period 2001-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2002-02-14
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended DECEMBER 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382

Transitional Small Business Format:  Yes           No   X
                                         -----        -----


PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

BALANCE SHEET, DECEMBER 31, 2001
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------



ASSETS                                                            2001
------                                                            ----
Cash and cash equivalents                                          $13
Restricted cash                                                     46
Loans - net of provision for loan losses of  $568                2,148
Loans held for sale                                              1,516
Accrued interest receivable                                          6
Servicing rights                                                    72
Fixed assets                                                        18
Deferred income taxes                                              554
Other assets                                                        57
                                                              ---------
TOTAL ASSETS                                                    $4,430
                                                              =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Line of credit                                                  $2,086
Accounts payable and other accrued expenses                        142
                                                              ---------
TOTAL LIABILITIES                                                2,228
                                                              ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                         587
Additional paid in capital                                       9,253
Accumulated deficit                                             (7,638)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                       2,202
                                                              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $4,430
                                                              =========




See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Dollars in thousands, except share data)
-----------------------------------------
(Unaudited)
-----------                                           Three Months   Nine Months   Three Months     Nine Months
                                                      ------------   -----------   ------------     -----------
                                                          Ended          Ended         Ended         Ended
                                                      Dec. 31, 2001  Dec. 31,2001  Dec. 31, 2000  Dec. 31, 2000
                                                      -------------  ------------  -------------  -------------

INTEREST INCOME:
Interest and fees on loans                                  $138         $453          $130          $409
                                                      -----------   ----------    ----------   -----------

INTEREST EXPENSE:
Interest expense on line of credit                            57          180            54           130
Other interest expense                                         4           11             3            11
                                                      -----------   ----------    ----------   -----------

TOTAL INTEREST EXPENSE                                        61          191            57           141


NET INTEREST INCOME                                           77          262            73           268
                                                      -----------   ----------    ----------   -----------


Recovery on provision for loan losses net                    (28)         (16)            -             -
                                                      -----------   ----------    ----------   -----------

NET INTEREST INCOME AFTER RECOVERY OF
   PROVISION FOR LOAN LOSSES                                 105          278            73           268
                                                      -----------   ----------    ----------   -----------

OTHER OPERATING INCOME:
Servicing fees                                               121          372            89           257
Other fees                                                     5           22             7            22
                                                      -----------   ----------    ----------   -----------
    Total other operating income                             126          394            96           279
                                                      -----------   ----------    ----------   -----------

TOTAL INCOME                                                 231          672           169           547
                                                      ===========   ==========    ==========   ===========

OTHER OPERATING EXPENSES:

Officers' salaries                                            46          133            44           115
Other salaries                                                16           41            14            32
Directors' fees                                                -            1             -             1
Professional services                                         89           99             8            23
Collection expenses                                          (11)          (1)            -             0
Miscellaneous taxes                                            3           13             4            11
Employee and general insurance                                11           32            11            33
Rent                                                           7           23             7            23
Amortization of servicng rights                                -            -            (4)            8
Corporate insurance expenses                                   5           15             5            16
Licenses, dues and subscriptions expenses                      2            5             1             4
Communications                                                 2            7             3             8
Advertising and promotions                                     2            4             1             3
Stock record and other financial expenses                      3            9             4            12
Depreciation                                                   1            3             2             7
Equipment and auto rental                                      4           11             3             9
Postage expenses                                               0            5             2             4
Office supplies                                                4            6             -             3
Other                                                          5           12            11            17
                                                      -----------   ----------    ----------   -----------
    Total other operating expenses                           189          418           116           329
                                                      -----------   ----------    ----------   -----------

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT                  42          254            53           218

INCOME TAX (PROVISION) BENEFIT                                 -          (10)           11            42

NET INCOME                                                   $42         $244           $64          $260
                                                      ===========   ==========    ==========   ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)                $0.04        $0.21         $0.05         $0.22
                                                      ===========   ==========    ==========   ===========

Weighted average number of
  common shares outstanding: basic                     1,173,382    1,173,382     1,173,382     1,173,382
                                                      ===========   ==========    ==========   ===========
  common shares outstanding: diluted)                  1,181,296    1,180,416     1,173,382     1,173,382
                                                      ===========   ==========    ==========   ===========


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
(Dollars in thousands, except share data)
(Unaudited)
                                          Common Stock                                         Total
                                          ------------                                         -----
                                   Number Of                   Additional     Accumulated    Stockholders'
                                     Shares       Amount    Paid-In Capital     Deficit        Equity
                                     ------       ------    ----------------    --------       ------

BALANCE, April 1, 2001             1,173,382       $587        $9,253         ($7,882)         $1,958

Net Loss                                                                          244            244

                                   -----------   ---------    ----------    -------------   -------------
BALANCE, December 31, 2001         1,173,382       $587        $9,253         ($7,638)         $2,202
                                   ===========   =========    ==========    =============   =============


See notes to condensed financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Dollars in thousands)
----------------------
(Unaudited)
-----------
                                                                            2001             2000
                                                                            ----             ----
OPERATING ACTIVITIES
--------------------
   Net income                                                               $244             $260
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Recover of provision for loan losses                                  (16)
       Deferred taxes                                                          -              (60)
       Depreciation                                                            3                7
       Amortization of servicing rights                                        -                8
       Origination of loans held for sale                                (12,826)          (9,520)
       Proceeds from sales of loans held for sale                         12,273            9,091
       Changes in assets and liabilities:
         Increase in restricted cash                                          (2)              (1)
         Increase in accrued interest receivable                              (2)              (2)
         Increase in other assets                                             (9)             (10)
         Increase in accounts payable and other accrued expenses             112                1
                                                                      -----------    -------------

            Net cash used in operating activities                           (223)            (226)
                                                                      -----------    -------------

INVESTING ACTIVITIES
--------------------
      Principal collected on loans                                           244              186
      Purchase of fixed assets                                                (6)              (5)
                                                                      -----------    -------------

            Net cash provided by investing activities                        238              181
                                                                      -----------    -------------

FINANCING ACTIVITIES
--------------------
     Decrease in line of credit borrowings                                  (234)            (167)
                                                                      -----------    -------------

            Net cash used in financing activities                           (234)            (167)
                                                                      -----------    -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (219)            (212)

CASH AND CASH EQUIVALENTS, BEGINNING                                         232              327
                                                                      -----------    -------------

CASH AND CASH EQUIVALENTS, ENDING                                            $13             $115
                                                                      ===========    =============



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

           The Corporation had net income of $244,000 for the nine months ended December 31, 2001 as compared to the net income of $260,000 for the nine months ended December 31, 2000. This decrease of $16,000 is due to the increase of $115,000 in the collection of servicing fees and the increase of $44,000 of interest and fees earned on loans. This was offset by an increase of $50,000 of interest paid on the line of credit, the increase of $18,000 in officers' salaries and the increase of $76,000 in professional fees due to the professional cost incurred by the Corporation to assist the Corporation in maximizing shareholder value.

INTEREST INCOME AND OTHER OPERATING INCOME

           Interest and fees on loans increased $44,000 for the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000. This increase was primarily due to an increase in the number of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industries. We continue to provide construction financing to a segment of the market whose price range is less affected by economic conditions.

           Servicing fees increased by $115,000 for the nine months ended December 31, 2001, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans, the increase in the Limited Partnership portfolios and the decrease of the interest rate paid on the Corporation's line of credit.

THE FIRST CONNECTICUT CAPITAL CORPORATION

OTHER OPERATING EXPENSE
-----------------------

           Total other operating expenses increased by $89,000 during the nine months ended December 31, 2001, as compared to the comparable period of the prior year. This increase is due to the increase of $76,000 in professional services, an increase of $27,000 in officers' salaries, and other salaries, offset by the decrease of $5,000 in other operating cost and the $8,000 amortization of servicing rights record in the prior year.

INCOME TAX PROVISION (BENEFIT)
------------------------------

           A net income tax provision of $10,000 was recorded for the nine months ended December 31, 2001, as compared to $42,000 tax benefit for the nine months ended December 31, 2000, which primarily reflects the current provision and the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that will more likely than not be realized based on current and projected profitability.

PROVISION FOR LOAN LOSSES
-------------------------

           The Corporation for the nine months ended December 31, 2001 has recorded a recovery of $16,000 on the provision for loan losses, due to the payoff of a loan previously included in the provision. There was no such recovery recorded for the nine months ended December 31, 2001.

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

           Attractive long-term mortgage rates are expected to encourage more spec building, which should result in increased construction loan demand. Based upon the continuing favorable climate in the construction industry in Connecticut, the Corporation will expect to increase its present level of activities in this area. Management is cognizant that residential construction is seasonal in nature, as well as sensitive to changing interest rates. Loan demand, in general however, remains steady and despite the lowest rates in years, the Corporation has been able to maintain its current rate schedule.

           We continue to experience "repeat business" from our growing list of contractors/borrowers primarily due to our streamlined application and closing process. We continue to provide prompt, professional and personalized service which is extremely attractive, as well as unique, in today's lending environment.
                                        7

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------

           The Letter of Intent filed on December 5, 2001 with The Security and Exchange Commission has been terminated. The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. Management is continuing to actively pursue strategic acquisitions or mergers of other finance companies in order to implement its business plan. The Corporation has also engaged the service of an investment advisor to assist in maximizing stockholders value. In connection with the above, certain members of the Corporation's management (including certain members of the board of directors) have indicated they may be interested in purchasing the operating assets of the Corporation. The Board of Directors has indicated that it would consider such a proposal when and if specific proposed terms and conditions are present.

LINE OF CREDIT
--------------

           On December 15, 2000 the Corporation closed its third Commercial Line of Credit with Hudson United Bank. This $3,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate and will expire on December 1, 2001. The line of credit agreement has been extended to April 1, 2002, and the Corporation is currently in negotiations with the bank and renewal is expected by the end of February 2002. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At December 31, 2001, and December 31, 2000 there was $2,086,000 and $1,551,000 advanced on this line of credit, respectively. The Corporation is hopeful that this established long-term conventional banking relationship will continue to grow and enable the Corporation to increase its volume of business.

FINANCIAL RESOURCES
-------------------

           As of December 31, 2001, the Corporation had $13,000 of unrestricted cash and cash equivalents and approximately $2,202,000 of Stockholders' Equity.

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

                                         THE FIRST CONNECTICUT CAPITAL
                                         CORPORATION
                                          (Registrant)

Date:   February 12,2001             By: _________________________________
                                                Lawrence R. Yurdin
                                                   President