Form 10KSB
period 2002-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2002-06-20
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended MARCH 31, 2002.

                        Commission File number: 811-0969

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
     -----------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

      CONNECTICUT                                   06-0759497
(State of Incorporation)                           (IRS Employer
                                                 Identification No.)

1000 BRIDGEPORT AVENUE, SHELTON, CONNECTICUT              06484
--------------------------------------------              -------
  (Address of principal executive offices)                Zip Code

Registrant's telephone number     (203) 944-5400
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

Registrant's revenues for its most recent fiscal year:  $1,220,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 5, 2002 based on the closing sales price of such stock on such date was approximately $641,000

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No_____

The number of shares outstanding of the registrant's common stock as of June 5, 2002 was 1,173,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The following documents are hereby incorporated by reference into the following Parts of this Form 10-KSB: (1) financial statements as of and for the fiscal years ended March 31, 2002 and 2001, and Independent Auditors' Report is incorporated by reference into Part II Item 7.

                                TABLE OF CONTENTS


PART I                                                                     PAGE

       Item 1 - Description of Business....................................1 - 4

       Item 2 - Description of Property.....................................   4

       Item 3 - Legal Proceedings...........................................   4

       Item 4 - Submissions of Matters to a Vote of Security Holders........   4


PART II

       Item 5 - Market for Common Equity and Related Stockholder Matters...4 - 5

       Item 6 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................5 - 10

       Item 7 - Financial Statements......................................    10

       Item 8 - Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure...................    10


PART III

       Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act...... 10 - 11

       Item 10 - Executive Compensation.......................................12

       Item 11 - Security Ownership of Certain Beneficial Owners and
                 Management..............................................12 - 13

       Item 12 - Certain Relationships and Related Transactions..........14 - 15

       Item 13 - Exhibits and Reports on Form 8-K.............................15


SIGNATURES....................................................................16

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

           The Corporation also engages in mortgage servicing of its own Portfolio Loan Program, which includes the processing and administration of mortgage loan payments and remitting principal and interest to purchasers. The Corporation also monitors delinquencies, collects late fees, manages foreclosures, processes prepayments and loan assumption fees, provides purchasers with required reports, and answers borrowers' inquiries. Although the management plans, from time to time, to sell a portion of its mortgages originated, management intends to build the size of its mortgage servicing portfolio by retaining the servicing rights from a large share of its mortgage loan originations.

           As of April 30, 2002, the Corporation serviced a total portfolio of approximately $15,219,000, as listed below:

           Portfolio Loan Program                              $ 9,271,000
           First Connecticut Capital Mortgage Fund "A"           4,394,000
           First Connecticut Capital Mortgage Fund "B"           1,554,000
                                                              ------------
                                                               $15,219,000

HISTORY

           The Corporation (formerly The First Connecticut Small Business Investment Company) was incorporated on May 6, 1960 as a federally licensed small business investment company under the Small Business Investment Act of 1958 and was registered as an investment company under the Investment Company Act of 1940. The Corporation's prior business consisted of providing long-term loans to finance the growth, expansion and development of small business concerns.

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

           On December 15, 1993, the Corporation sold substantially all of its outstanding investment portfolio to Walsh Securities for an amount sufficient to settle substantially all of the Company's liabilities under the Plan. As part of this transaction, restrictions under the Plan regarding the Corporation's lending activities were waived.

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

           On December 28, 1994, the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

           During the past fiscal year the Corporation has elected not to renew its license in the State of Massachusetts, but rather expand its loan program in Connecticut.

SEASONALITY

           The Corporation's business and the mortgage banking industry as a whole is generally subject to seasonal trends which reflect a pattern of home sales and resales. Loan originations typically peak during the spring and summer seasons and decline from mid-November through January. Prior to January 1996, the Corporation focused its efforts on refinances of mortgages on residential properties, which was generally the case throughout the industry. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions, as well as bridge financing and land acquisitions. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, the limited partnerships as defined below with fees retained for servicing or assigned to Hudson United Bank under its credit line facility as a collateral pledge.

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

PERSONNEL

           As of April 30 2002, the Corporation had 5 employees, all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. Management of the Corporation believes that its relations with its employees are good.

INVESTMENT POLICIES

           (i) Investments in real estate - The Corporation does not invest in real estate or interests in real estate but may acquire real estate by foreclosure of mortgage loans owned by the Corporation or by deed in lieu of foreclosure. Primarily such properties would consist of 1-4 family dwellings or unimproved building sites. Management of the Corporation does not intend to cause the Corporation to own or operate properties for an extended period of time but rather its policy is to sell such properties at fair value as soon as possible.

            (ii) Investments in real estate mortgages - The Corporation intends to originate first or second real estate mortgages and sell certain of these mortgages as promptly as practicable to interested purchasers, retaining the application fees and servicing rights. Maturities of mortgages not sold will range from one to two years.

           (iii) Management of the Corporation currently does not intend to cause the Corporation to invest in the securities of, or interests in, persons or entities which are primarily engaged in real estate activities.

SUBSEQUENT EVENTS; RECENT DEVELOPMENTS

           Subsequent to the fiscal period covered by this report, the Corporation entered into definitive negotiations with respect to the sale by the Corporation of all or substantially all of its assets to, and the assumption of all of the Corporation's liabilities by, members of management and the board of directors. Management (which is included in the group that comprises the prospective purchaser) believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for the transaction, after which the Corporation will submit the proposed transaction to the stockholders for their consideration and approval or disapproval.

           The Corporation is also engaged in definitive negotiations with certain private investors who are not presently affiliates of the Corporation with respect to the possible sale by the Corporation of shares of its common stock and warrants to purchase common stock, together with a contractual undertaking to permit the investors to manage the business and strategic operations of the Corporation subsequent to the sale of the business assets described in the preceding paragraph. Management of the corporation believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for such transactions.


ITEM 2.    DESCRIPTION OF PROPERTY

           The Corporation is located at 1000 Bridgeport Avenue, Shelton, Connecticut. The office contains 1,772 square feet of space, which the Corporation currently leases from an unaffiliated party pursuant to a renewed 5-year lease expiring December 31, 2007.

ITEM 3.    LEGAL PROCEEDINGS

                     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                     MATTERS.

           The Corporation's common stock is traded over the counter, and the high (bid) and low (asked) prices of the Corporation's stock are quoted in the NASDAQ Electronic Bulletin Board under the symbol FCCC.

           Following are the high and low medium bid prices for the Corporation's common stock during the fiscal years ended March 31, 2002 and 2001 according to the NASDAQ Electronic Bulletin Board.

                                                        HIGH         LOW
           2002
           First Quarter                             $   .66       $ .64
           Second Quarter                                .75         .65
           Third Quarter                                1.10         .65
           Fourth Quarter                                .86         .65

                                                        HIGH         LOW
           2001
           First Quarter                            $   .55        $ .40
           Second Quarter                               .59          .40
           Third Quarter                                .67          .57
           Fourth Quarter                               .64          .60

          The approximate number of stockholders of record on June 5, 2002 was 1,130 and the Corporation estimates that it has a total of approximately 1,350 beneficial shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately 60 cents. The Corporation has not paid any dividends on its Common Stock since April 27, 1990. The Corporation currently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The Corporation had net income of of $45,000 for the year ended March 31, 2002 compared to a net loss of $313,000 for the year ended March 31, 2001. This increase of $358,000 is due primarily to the increase of $153,000 in interest and fee on loans and servicing fees and a decrease in the provision for loan losses of $561,000. The Corporation's interest expense on line of credit increased by $49,000 due to the increase in the amount of the line from $2,000,000 to $3,000,000 during the year ended March 31, 2002. Other fees have increased by $40,000 during the year due to a receivable booked for servicing fees due from the partnerships.

           Total interest and fee income for the year ended March 31, 2002 was $663,000 as compared to $589,000 for the year ended March 31, 2001, an increase of $74,000 or 13%. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industry.

           For the year ending March 31, 2002, the Corporation has reduced its provision for loan loss by $6,000, as a result of cash collected on reserved loans. At March 31, 2001 the Corporation increased the provision for loan losses by $555,000 to adjust the allowance for loan losses to adequately absorb decreases in loan values based on a portfolio valuation company's appraisal. Within the Corporation's portfolio are three (3) loans that were originated in the early 1980's. Due to the nature of the collateral (which has extensive environmental issues associated with it) as well as other negative factors, the Clayton Group, a nationally recognized loan portfolio appraisal company, devalued these three loans as of April 2001. Consequently, the Corporation has restated its Form 10-KSB for the year ended March 31, 2001, in February 2002 with a 10KSB-A amended filing reflecting such changes. Future cash flows from these three loans may exceed the $59,000 net book value at March 31, 2002, however, the loans have been written down to the fair value, as they are collateral dependent in nature.

           For the year ended March 31, 2002, the Corporation recognized $335,000 in net gains on loans held for sale compared to $303,000 for the year ended March 31, 2001. This $32,000 increase is due to increases in the number and dollar amount of mortgage loans originated, sold and serviced by the Corporation.

           Total operating expenses for the year ended March 31, 2002 were $624,000, compared to $553,000 for the year ended March 31, 2001, an increase of $71,000 or 13%. The increase of $71,000 is due to the increase of $77,000 in professional fees due to legal costs incurred by the Corporation to assist the Corporation in maximizing shareholders value and an increase in auditing fees due to the restatements of the prior year financial statements.

           An income tax provision of $315,000 was recorded for the year ended March 31, 2002, compared to a $5,000 tax benefit for the year ended March 31, 2001, which primarily reflects the current provision and the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that will be more likely realized than not, based on current and projected profitability.

           A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision (benefit) for the years ended March 31 is as follows:

                                                          2002           2001
                                                          ----           ----
             Federal income tax provision
                at statutory rate                     $  109,000     $  (94,000)
             State income tax, net of
                federal benefit                           11,000          5,000
             Valuation allowance adjustment             (109,000)        94,000
                                                       ---------     ----------
             Total                                    $   11,000     $    5,000
                                                      ===========   ===========

           The components of the net deferred tax asset at March 31 are as follows:

                                                         2002          2001
                                                         ----          ----
             Deferred tax asset:
                Net operating loss carryforwards      $ 2,558,000    $2,674,000
                Loan loss reserves                        178,000       180,000
                Valuation allowance                    (2,486,000)   (2,300,000)
                                                      -----------   -----------
             Net deferred tax asset                   $   250,000   $   554,000
                                                      ===========   ===========

           The deferred tax asset results from net operating loss carryforwards
(NOLS). Management has evaluated the available evidence about future taxable income. The valuation allowance reduces the deferred tax asset related to the NOLS to management's best estimate of the amount of such deferred tax asset that more likely than not will be realized. It is management's estimation that the Corporation will earn $105,000 for each year over the next eight years, and thereby utilizing the net deferred tax asset. This asset could be impaired if the Corporation were to change ownership or if management were to purchase the assets and liabilities of the Corporation.

PLAN OF OPERATION

           The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

           The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, the Corporation has entered into definitive negotiations with respect to the sale by the Corporation of all or substantially all of its assets to, and the assumption of all of the Corporation's liabilities by, members of management and the board of directors. Management (which is included in the group that comprises the prospective purchaser) believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for the transaction, after which the Corporation will submit the proposed transaction to the stockholders for their consideration and approval or disapproval.

           The Corporation is also engaged in definitive negotiations with certain private investors who are not presently affiliates of the Corporation with respect to the possible sale by the Corporation of shares of its common stock and warrants to purchase common stock, together with a contractual undertaking to permit the investors to manage the business and strategic operations of the Corporation subsequent to the sale of the business assets described in the preceding paragraph. Management of the corporation believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for such transactions.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2002 and 2001, the Corporation had cash and cash equivalents of $437,000 and $232,000, respectively.

           The Corporation has a Commercial Line of Credit with the Hudson United Bank. This $3,000,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At March 31, 2002, and March 31, 2001 there was $2,441,000 and $2,320,000, respectively, advanced on this line of credit. The Corporation was in violation of certain financial covenants as of March 31, 2002 and 2001. The covenants that the Corporation had violated under the line of credit agreement were:

a.)        Debt to worth ratio of 1 to 1.           FY 2002 and FY 2001
b.)        Net worth requirement of $2,000,000.     FY 2001

           The bank has waived these financial covenant violations for the year ended March 31, 2002 and 2001. The line of credit has been renewed as of May 20, 2002. The line of credit was increase to $3,500,000 and expires on June 30, 2003.

           The Corporation is hopeful that this established long-term conventional banking relationship will continue to grow and enable the Corporation to increase its volume of business.

           The Corporation currently anticipates that during the year ending March 31, 2003, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability on its line of credit should be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2003. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans as well as cash flow required by its operations.

           If construction loan demand continues to increase, the Corporation will require additional cash to service those requirements. Due to the aforementioned. The Corporation will seek to increase its line of credit facility, as well as seek out new investor sources, from which the Corporation believes it should be able to meet these cash requirements. The Corporation continues to decrease its cash flow requirements by monitoring all expenses.

           As of March 31, 2002 and 2001, the Corporation had outstanding loan commitments of $3,068,000 and $2,969,000, respectively.

LETTERS OF CREDIT

           As of March 31, 2002 the Corporation has a $75,000 letter of credit outstanding issued to the Town of Glastonbury, Connecticut for soil and erosion compliance on one of the construction projects over which the Corporation has a mortgage. No amounts have been drawn or are expected to be drawn on this letter of credit.

           The Corporation had a $40,000 letter of credit outstanding at March 31, 2001 at a stated interest rate of 2% per annum related to obtaining its Connecticut license as a First Mortgage Loan-Lender/Broker. The letter of credit expired February 9, 2002. At March 31, 2001 restricted cash includes a $44,000 certificate of deposit, which is being maintained as collateral for the letter of credit. At March 31, 2002 the letter of credit was no longer required and the certificate of deposit was closed.

           On May 6, 2002 the Corporation has entered into a $250,000 letter of credit issued to the Town of North Branford, Connecticut for building compliance on one of the construction projects over which the Corporation has a mortgage. No amounts have been drawn or are expected to be drawn on this letter of credit.

INFLATION

           Inflation will affect the Corporation most significantly in the area of loan originations. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

NEW ACCOUNTING PRONOUNCEMENTS

           In December 2001, the AICPA's Accounting Standards Executive Committee issued Statement of Position 01-6, "Accounting by Certain Entities That Lend to or Finance the Activities of Others". This SOP reconciles and conforms, as appropriate, the accounting and financial reporting provisions established by the AICPA's Audit and Accounting Guide for Banks and Savings Institutions and the Audit and Accounting Guide for Financial Companies. This statement is effective for the fiscal years beginning after December 2001. Management does not believe that adoption of this Statement will significantly impact the Corporation's business or financial results.

PARTNERSHIPS

           On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership ("Limited Partnership A") of which the Corporation is the General Partner. The purpose of this entity is to sell units in Limited Partnership A to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners are restricted to investors who qualify as "Accredited Investors", as defined in Regulation D, promulgated under the Securities Act of 1933.

This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of a stipulated income returns to the limited partners in connection with mortgage loans purchased by the Limited Partnership from the funds invested by the limited partner. As of June 5, 2002, the Corporation sold 98 units in the Partnership. A copy of the Offering Memorandum for the Partnership is available upon request.

           On June 26, 2001 the Corporation established a second private placement offering known as First Connecticut Capital Mortgage Fund "B", Limited Partnership ("Limited Partnership Fund B") of which the Corporation is the General Partner. The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors." As of June 5, 2002 the Corporation sold 33 units in the Partnership. A copy of the Offering Memorandum for the Partnership is available upon request.

           The Corporation does not guarantee the principal or interest returns to the limited partners under these partnerships agreements. The Corporation holds a one percent (1%) of the equity of these partnerships and accounts for its interest under the equity method of accounting.

ITEM 7.    FINANCIAL STATEMENTS

           The Corporation's financial statements as of and for the years ended March 31, 2002 and 2001 are incorporated herein by reference and are attached hereto as Exhibit 13.

           Independent Auditors' Report - Page 1
           Balance Sheets, March 31, 2002 and 2001 - Page 2
           Statements of Income, years ended March 31, 2002 and 2001 - Page 3 Statements of Changes in Stockholders' Equity, years ended March 31,
             2002 and 2001 -    Page 4
           Statements of Cash Flows, years ended March 31, 2002 and 2001 -
             Page 5
           Notes to Financial Statements - Page 6 - 19


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

           NONE

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and executive officers of the Corporation as of April 30, 2002 are as follows:

    NAMES                     AGE            PRESENT POSITION

David Engelson                 81             Chairman of the Board of Directors

Lawrence R. Yurdin             62             President, CEO and Director

Jan E. Cohen                   45             Director

Thomas D'Addario               50             Director

Michael L. Goldman             41             Assistant Secretary and Director

Priscilla E. Ottowell          55             Secretary and Controller

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

           Michael L. Goldman, Assistant Secretary and Director of the Corporation since 1998. Managing Principal in the law firm of Goldman, Gruder & Woods, LLC.

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

                                                  SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                         LONG TERM  COMPENSATION
                                 -------------------                         ---------  ------------

                                                                         AWARDS            PAYOUTS
                                                                   --------------------    -------
                                                       Other
                                                       Annual      Restricted                           All Other
  Name and                                             Compen-       Stock      Options/    LTIP         Compen-
  Principal           Year       Salary     Bonus      sation        Awards       SARs     Payouts       sation
  Position           Ended         ($)       ($)         ($)          ($)         ($)        ($)           ($)
  ---------          -----       -------   -------   -----------   ----------   ---------  --------    ----------


David Engelson      03/31/02    $ 12,000      0           0          None          0          None          0
 Chairman of the    03/31/01    $ 12,000      0           0          None          0          None          0
 Board & Treasurer  03/31/00    $ 11,000      0           0          None          0          None          0

Lawrence R Yurdin   03/31/02    $109,000      0           0          None      9,975          None          0
 President and CEO  03/31/01    $ 88,000      0           0          None          0          None          0
                    03/31/00    $ 83,000      0           0          None          0          None          0


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

Name and Address of             Amount and Nature of
Beneficial Owner                  Beneficial Owner               Percent
----------------                  ----------------               -------

Robert E. Humphreys                   114,900                     9.792
64 Alcott Street
Acton, MA  01720

Walter P. Carucci                     121,750                    10.380
C/O Carr Securities Corp
14 Vanderventer Avenue
Port Washington, NY 11050

Carucci Family Partners               116,250                     9.910
C/O Carr Securities Corp
14 Vanderventer Avenue
Port Washington, NY 11050

           The above tables' list the beneficial owners of more than five-percent of the Corporation's Common Stock and the shares beneficially owned by all directors and executive officers of the Corporation as of March 31, 2002.

SECURITY OWNERSHIP OF MANAGEMENT

Name of                     Amount and Nature of
Beneficial Owner             Beneficial Owner                   Percent

David Engelson                       43,605                     3.716
Lawrence R. Yurdin                   21,707                     1.850
Jan E. Cohen                          2,113                      .180
Thomas D'Addario                     15,700                     1.340
Michael L. Goldman                   16,921                     1.440
Priscilla E. Ottowell                 4,389                      .374
                                   ---------                     ----

All directors and executive officers
 as a group (six persons)           104,435                      8.900
                                    =======                      =====

STOCK OPTIONS

           The Corporation has two compensatory stock option plans which enable the granting of options to officers and directors to purchase shares of the Corporation's common stock at prices equal to fair value at the date of grant. Options expire within five and ten years of grant and vest immediately.

           On July 23, 1998, 60,000 options were granted under the 1988 stock option plan at an exercise price of $1.21 per share. The options expire five years from grant date. As of March 31, 2002 and 2001, 60,000 options were outstanding under the Plan. No options were granted, exercised or canceled during the years ended March 31, 2002 and 2001 and no compensation cost has been recognized for stock options awarded under the 1988 stock option plan.

           On May 3, 2001, 100,000 options were granted under the 1999 stock option plan at an exercise price of $.64 per share. The options expire ten years from grant date. As of March 31, 2002 100,000 options were outstanding under the Plan. No options were exercised or canceled during the year ended March 31, 2002 and no compensation cost has been recognized for stock options awarded under the 1999 stock option plan.

           The Company has adopted the "disclosure only" provision of FAS 123. If the Company had elected to recognize compensation costs based on the fair value at the date of the grant for awards granted, consistent with the provisions of FAS 123, the Company's net income would have been adjusted to reflect additional compensation expense of $35,000 for the year ended March 31, 2002. Pro forma net income and earnings per share (basic and diluted) would have been $10,000 and $0, respectively. The estimated weighted average fair value of stock options at the time of the grant using the Black-Scholes option pricing model was $.35 a share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                          TRANSACTIONS WITH MANAGEMENT

           Affiliates include directors and officers of the Corporation and members of their immediate families and companies, which have a 5% or more ownership in the Corporation.

           Legal services, including representation of the Corporation on the closing of all new loans, foreclosure proceedings on delinquent loans and general corporate and security matters are provided by a firm in which a director of the Corporation is a principal. Fees for these services were $1,000 for each of the years ended March 31, 2002 and 2001.

As of March 31, 2002 the Corporation has two loans equal to $500,000 ($225,000 which has been retained by the Corporation) to Sonny Field, LLC. The President of Sonny Field, LLC is a director of the Corporation. The loan is collateralized by a first mortgage on property owned by Sonny Field, LLC, and is personally guaranteed by the director. The Loan Committee and the Board of Directors approved the loan, which was granted at terms equivalent to other arm's length transactions entered into by the Corporation. The loan is well secured and is current as of June 2002.

           As of March 31, 2001, the Corporation has a $120,000 ($50,000 which has been retained by the Corporation) loan outstanding to CF Industries, Inc. The President of CF Industries, Inc. is a director of the Corporation. The loan is collateralized by a first mortgage on property owned by CF Industries, Inc. and is personally guaranteed by the director. The Loan Committee and the Board of Directors approved the loan which was granted at terms equivalent to other arm's length transactions entered into by the Corporation. The loan was paid off in full during 2002.

           The Corporation sub leases office space to Larson Associates, LLC on a monthly basis. Amounts received from Larson Associates, LLC for the years ended March 31, 2002 and 2001 were $5,000.

           The Corporation utilizes the appraisal services of Larson Associates, LLC for the majority of the Corporation's appraisal needs. Larson Associates, LLC is owned by the Corporation's president, who is also a director. The Corporation does not pay for these appraisal services since the fees are paid by the borrower. Larson Associates, LLC performs appraisals for a number of other clients in addition to the Corporation. Management of the Corporation believes that all appraisals performed by Larson Associates, LLC were performed in an unbiased manner and represent proper market valuations.

           During 2002 and 2001 the Corporation has sold loans to Limited Partnership A and Limited Partnership B. In addition, the Corporation services all loans to theses partnerships. As of March 31, 2002 and 2001 the Corporation is servicing $4,768,000 and $4,379,000 of loans for Limited Partnership A and $1,254,000 and $0 of loans for Limited Partnership B, respectively.

           Certain members of the Corporation's management, board of directors, employees and their immediate families are limited partners of Limited Partnership A and Limited Partnership B. As of March 31, 2002 and 2001 these individuals accounted for 19% and 24%, respectively of the ownership in Limited Partnership A. As of March 31, 2002 these individuals accounted for 7% of the ownership in Limited Partnership B.

                     During 2002 and 2001 the Corporation has sold loans to certain members of management, board of directors, employees and their immediate families. In addition, the Corporation services all of these loans. As of March 31, 2002 and 2001 the Corporation is servicing $2,721,000 and $2,726,000 of loans to certain members of management, members of the board of directors, employees and their immediate families, respectively. Within the above loan amounts the Corporation is servicing $1,390,000 and $1,647,000 of loans, as of March 31, 2002 and 2001, respectively, which were sold to a board member, his limited liability company or trust. If for any reason the above loans were to go into default and become an asset acquired, upon liquidation, the board member or his limited liability company or trust is entitled to recovery of its investment and accrued interest before the Corporation can recover its investment in any of the above loans. The Corporation does not guarantee any investment or interest return in the above transactions. The Corporation grants a priority position on one or more loans with the board member, his limited liability company or trust, when the loan bears a higher nature of risk or has a higher loan to value ratio than loans sold to Limited Partnership A, Limited Partnership B or others. Loans are sold to the board member or his limited liability company or trust only if such loans cannot be sold to Limited Partnership A or B, assigned to Hudson United Bank or sold to a different person who does not require a loan priority. It is the opinion of management that the Corporation benefits by selling such loans under this arrangement to such board member, his limited liability company or his trust rather than declining to make the loans at all.


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

                                        THE FIRST CONNECTICUT CAPITAL
                                        CORPORATION

Date:  June 20, 2002                    By:  / S / LAWRENCE R. YURDIN
                                             - - - -------- -- ------
                                                   Lawrence R. Yurdin
                                                   President and Chief
                                                   Executive Officer

Date:  June 20, 2002                    By:  / S / PRISCILLA E. OTTOWELL
                                             - - - --------- -- --------
                                                   Priscilla E. Ottowell
                                                   Secretary and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 20, 2002                    / S /  DAVID ENGELSON
                                        - - -  ----- --------
                                               David Engelson
                                               Chairman of the Board


Date:  June 20, 2002                    / S /  JAN E. COHEN
                                        - - -  --- -- -----
                                              Jan E. Cohen
                                              Director

Date:  June 20, 2002                    / S /  THOMAS D'ADDARIO
                                        - - -  ------ ---------
                                               Thomas D'Addario
                                               Director

Date:  June 20, 2002                    / S / MICHAEL L. GOLDMAN
                                        - - - ------- -- -------
                                              Michael L. Goldman
                                              Assistant Secretary and Director

Date:  June 20, 2002                    / S / LAWRENCE R. YURDIN
                                        - - - -------- -- ------
                                              Lawrence R. Yurdin
                                              President and Director

Date:  June 20, 2002                    / S / PRISCILLA E. OTTOWELL
                                        - - - --------- -- --------
                                              Priscilla E. Ottowell
                                              Secretary and Controller

                    THE FIRST CONNECTICUT CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                          AS OF AND FOR THE YEARS ENDED
                             MARCH 31, 2002 AND 2001

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                TABLE OF CONTENTS

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL STATEMENTS:

             Balance Sheets                                                   2

             Statements of Income                                             3

             Statements of Changes in Stockholders' Equity                    4

             Statements of Cash Flows                                         5

             Notes to Financial Statements                                    6

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of The First Connecticut Capital Corporation:

We have audited the balance sheets of The First Connecticut Capital Corporation (a Connecticut corporation) as of March 31, 2002 and 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The First Connecticut Capital Corporation as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ SASLOW LUFINK & BUGGY, LLP
------------------------------

Saslow Lufkin & Buggy, LLP
Hartford, CT

May 21, 2002



                    The First Connecticut Capital Corporation
                                 Balance Sheets
                             March 31, 2002 and 2001
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)





                                     ASSETS

                                                             2002         2001
                                                             ----         ----

Cash and cash equivalents                                  $   437      $   232
Restricted cash                                               --             44
Loans, net of allowance of
   $594 in 2002 and $600 in 2001                             2,172        2,366
Loans due from related parties                                 225           50
Loans held for sale                                          1,355          923
Due from partnerships                                           92         --
Fixed assets                                                    16           15
Mortgage servicing rights                                       69           72
Deferred income taxes                                          250          554
Other assets                                                   125           52
                                                           -------      -------

      Total assets                                         $ 4,741      $ 4,308
                                                           =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Line of credit                                             $ 2,441      $ 2,320
Accounts payable related parties                               203         --
Accounts payable and accrued expenses                           94           30
                                                           -------      -------
      Total liabilities                                      2,738        2,350

STOCKHOLDERS' EQUITY

Common stock, no par value, stated value
   $.50 per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                     587          587
Paid-in capital                                              9,253        9,253
Accumulated deficit                                         (7,837)      (7,882)
                                                           -------      -------
      Total stockholders' equity                             2,003        1,958
                                                           -------      -------

      Total liabilities and stockholders' equity           $ 4,741      $ 4,308
                                                           =======      =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    The First Connecticut Capital Corporation
                              Statements of Income
                   For the Years Ended March 31, 2002 and 2001
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                          2002          2001
                                                          ----          ----

INTEREST INCOME
Interest and fees on loans                           $       663    $       589
                                                     -----------    -----------

Interest expense on line of credit                           229            180
Other interest expense                                        13             15
                                                     -----------    -----------
        Total interest expense                               242            195
                                                     -----------    -----------

        Net interest income                                  421            394

(Reduction) provision for loan losses                         (6)           555
                                                     -----------    -----------

        Net interest (loss) income after
          provision for loan losses                          427           (161)
                                                     -----------    -----------

OTHER OPERATING INCOME
Servicing fees                                               156             77
Net gains on sales of loans held for sale                    335            303
Other fees                                                    66             26
                                                     -----------    -----------
        Total other operating income                         557            406
                                                     -----------    -----------

        Total income                                         984            245

OTHER OPERATING EXPENSES
Officers' salaries                                           178            152
Other salaries                                                55             44
Directors' fees                                                3              1
Professional services                                        103             26
Miscellaneous taxes                                           19             16
Employee and general insurance                                48             45
Note receivable loss                                          10           --
Rent                                                          31             31
Amortization of servicing rights                              72            140
Corporate insurance expenses                                  22             22
Licenses, dues and subscriptions                               9              5
Communications                                                 8             10
Advertising and promotions                                     7              4
Stock record and other financial expenses                     12             10
Depreciation                                                   5              6
Equipment and auto rental                                     14             12
Postage, office and other expenses                            28             29
                                                     -----------    -----------
        Total other operating expenses                       624            553

Income (loss) before income taxes                            360           (308)
Income tax provision                                         315              5
                                                     -----------    -----------
        Net income (loss)                            $        45    $      (313)
                                                     ===========    ===========
Income (loss) per common share (basic and diluted)   $       .04    $      (.27)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding: (basic)                                1,173,382      1,173,382
                                                     ===========    ===========
                (diluted)                              1,186,630      1,173,382
                                                     ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                    The First Connecticut Capital Corporation
                  Statements of Changes in Stockholders' Equity
                   For the Years Ended March 31, 2002 and 2001
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          TOTAL
                                         COMMON STOCK               PAID-IN       ACCUMULATED           STOCKHOLDERS'
                                    SHARES          AMOUNT          CAPITAL        DEFICIT                EQUITY


Balance, April 1, 2000             1,173,382    $     587      $     9,253    $      (7,569)          $           2,271

Net loss                                 -           -               -                 (313)                       (313)
                               -------------   ----------     ----------      ------------------     ------------------

Balance, March 31, 2001            1,173,382          587        9,253               (7,882)                      1,958

Net income                               -           -               -                   45                          45
                               -------------   ----------     ----------      ------------------     ------------------

Balance, March 31, 2002            1,173,382   $      587     $    9,253      $           (7,837)    $            2,003
                                   =========   ==========     ==========      ==================     ==================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    The First Connecticut Capital Corporation
                            Statements of Cash Flows
                   For the Years Ended March 31, 2002 and 2001
                             (DOLLARS IN THOUSANDS)

                                                                    2002         2001
                                                                    ----         ----

OPERATING ACTIVITIES
Net income (loss)                                                 $     45    $   (313)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
Depreciation                                                             5           6
(Reduction) provision for loan losses                                   (6)        555
Amortization of servicing rights                                        72         140
   Net gain on sales of loans held for sale                            (69)        (71)
   Decrease in deferred taxes                                          304        --
Origination of loans held for sale                                 (13,821)     (9,856)
Proceeds from sales of loans held for sale                          13,389      10,044
Changes in assets and liabilities:
   Decrease (increase) in restricted cash                               44          (2)
   Decrease (increase) in other assets                                 (76)         (2)
   Increase (decrease) in accounts payable and accrued expenses        267         (15)
                                                                  --------    --------
Net cash provided by operating activities                              154         486
                                                                  --------    --------

INVESTING ACTIVITIES
Originations of loans                                               (3,132)     (3,446)
Principal collected on loans                                         3,157       2,268
Purchases of fixed assets                                               (6)         (5)
                                                                  --------    --------
Net cash provided by (used in) investing activities                     19      (1,183)
                                                                  --------    --------

FINANCING ACTIVITIES
Increase in line of credit borrowings                                  121         602
Advances and amounts due from partnerships                             (89)       --
                                                                  --------    --------
Net cash provided by financing activities                               32         602
                                                                  --------    --------

Increase (decrease) in cash                                            205         (95)

Cash and cash equivalents, beginning of year                           232         327
                                                                  --------    --------

Cash and cash equivalents, end of year                            $    437    $    232
                                                                  ========    ========

           Supplemental disclosure of cash flow information:
Cash paid for interest                                            $    234    $    195
                                                                  ========    ========
Cash paid for taxes                                               $     11    $      5
                                                                  ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                    The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS - The First Connecticut Capital Corporation (the "Corporation") is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans held prior to sale and gains from the sale of loans and mortgage servicing rights. Mortgage loans that are originated or purchased by the Corporation may be resold. The Corporation also engages in mortgage servicing of its own Portfolio Loan Program, which includes the processing and administration of mortgage loan payments and remitting principal and interest to purchasers.

LOANS - Loans are generally recorded at the principal amount outstanding less any net deferred loan fees. Loan origination and commitment fees, as well as certain direct origination costs, are recognized as interest income over the term of the loans using a method that approximates the interest method. Interest rates on loans are fixed at the time of issuance and are based upon current market rates at the time. Outstanding loans are payable in a variety of methods over a term generally not exceeding one year, all loans are collateralized by liens on real properties; a few of such properties are subject to prior liens. Interest income on loans is recognized based on rates applied to principal amounts outstanding. In connection with most loans, the borrower also pays a nonrefundable fee to the Corporation. Loans are generally placed on non-accrual status when they become 180 days past due or earlier, if the loan is considered impaired.

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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is determined by management on a loan-by-loan basis. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become un-collectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as geographic location, assessment of collateral quality, appraisals of significant collateral and other conditions that may affect the borrower's ability to repay.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the estimated fair value of the collateral if the loan is collateral dependent.

CONCENTRATION OF CREDIT RISKS - The nature of the Corporation's business is to fund and service mortgages to qualified borrowers within the northeastern United States, primarily in the state of Connecticut where management has the most experience. The mortgage loans are predominately collateralized by residential properties; however, there are a few smaller commercial properties as well as some vacant land. The Corporation maintains a strict real estate appraisal policy as well as underwriting guidelines.

CASH AND CASH EQUIVALENTS - The Corporation has defined cash as including cash on hand and cash in interest bearing and non-interest bearing operating bank accounts. Highly liquid investments such as time deposits with an original maturity of three months or less are considered to be cash equivalents. At times during the year the Corporation's cash balances exceed federal depository insurance limits of $100,000.

RESTRICTED CASH - Restricted cash is composed of a certificate of deposit, which is being maintained as collateral for the Corporation's standby letter of credit. The Corporation is no longer required to maintain this letter of credit at March 31, 2002.

INCOME TAXES - The Corporation follows the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

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

FIXED ASSETS - Fixed assets are carried at original cost. Depreciation is provided for primarily by using accelerated depreciation methods over the estimated service lives as follows:

                Improvements                             31 years
                Furniture and Fixtures                   3-5 years
                Equipment                                3-5 years
                Automobiles                              3 years

Maintenance and repairs costs are expensed as incurred.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE SERVICING RIGHTS - The Corporation recorded an asset related to servicing of loans. This asset is affected by the predominant risk characteristics of the underlying financial assets and, accordingly, the Corporation periodically assesses the asset for impairment. Since the underlying financial assets primarily represent loans collateralized by first mortgages, the servicing rights asset encompasses risks commonly associated with mortgage loans. Estimation of a valuation allowance to reduce the servicing rights asset to fair value involves evaluating the characteristics of the underlying assets including interest rates, estimated remaining lives, dates of origination, terms, and geographic location. No valuation allowance was recorded at March 31, 2002 and 2001, based on the characteristics of the underlying financial assets.

INCOME PER COMMON SHARE - Basic earning per share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Basic and dilutive income per share was calculated using the following number of shares:

                                                       2002             2001
                                                       ----             ----
        Average shares outstanding                  1,173,382        1,173,382
                                                    ---------        ---------

        Basic shares                                1,173,382        1,173,382
        Net dilutive effect of options                 13,248           --
                                                  -----------        ---------
        Diluted shares                              1,186,630        1,173,382
                                                  ===========        =========

Options to purchase 60,000 of common shares at $1.21 per share were outstanding during 2002 and 2001 but were not included in the computation of diluted EPS for 2002 and 2001 because the options exercise price was greater than the average market price of the common shares.

STOCK OPTIONS - As allowed by Financial Accounting Standard No. 123, the Corporation accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2001, the AICPA's Accounting Standards Executive Committee issued Statement of Position 01-6, "Accounting by Certain Entities That Lend to or Finance the Activities of Others". This SOP reconciles and conforms, as appropriate, the accounting and financial reporting provisions established by the AICPA's Audit and Accounting Guide for Banks and Savings Institutions and the Audit and Accounting Guide for Financial Companies. This statement is effective for the fiscal years beginning after December 15, 2001. Management does not believe that adoption of this statement will significantly impact the Corporation's financial statements.

RECLASSIFICATIONS - Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation. The 2001 financial statements reflect a $294 reclassification from servicing fees to interest and fees on loans as the Company had previously recorded interest earned from loans held for investment purposes and loans held for sale as servicing fees. In addition, the 2001 financial statements reflect a $231 reclassification from interest and fees on loans to net gains on sales of loans held for sale as the Company had previously recorded the origination fees on loans which were sold as interest and fees on loans and not as a component of the overall loan balance and therefore not recognizing the actual gain on sale.

NOTE 2 - PARTNERSHIPS

On March 21, 1996, the Corporation formed a Limited Partnership (the "Limited Partnership A") known as First Connecticut Capital Mortgage Fund A, Limited Partnership of which the Corporation is the General Partner.

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

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



NOTE 2 - PARTNERSHIPS (CONTINUED)

This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of stipulated income returns to the limited partners in connection with mortgage loans that are purchased by the Limited Partnership from the funds invested by the limited partners. The Corporation does not guarantee a return of capital or interest to the limited partners.

On June 26, 2001 the Corporation established a second private placement offering to be known as First Connecticut Capital Mortgage Fund B, Limited Partnership (the "Limited Partnership Fund B") of which the Corporation is the General Partner. The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5,000 in $50 units, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors".

As of March 31, 2002 and 2001, the Corporation had a one-percent interest in the Limited Partnership Fund "A" with a recorded investment balance of $43 and $13, which is accounted for on the equity method of accounting and included within other assets. The following presents un-audited summarized financial information for the Limited Partnership as of and for the years ended December 31, 2001 and 2000, the Limited Partnership's fiscal year end:

                                                        2002              2001
                                                        ----              ----
      Total assets (principally consisting
        of mortgages receivable)                  $    4,837        $    4,645
      Total liabilities                                   71                42
      Total partnership capital                        4,765             4,603
      Total revenues                                     597               560
      Net income                                          12                44

As of March 31, 2002, the Corporation had a one-percent interest in the Limited Partnership Fund "B" with a recorded investment balance of $12, which is accounted for on the equity method of accounting and included within other assets. The following presents un-audited summarized financial information for the Limited Partnership as of and for the years ended December 31, 2001, the Limited Partnership's fiscal year end:

                                                          2002
      Total assets (principally consisting
         of mortgages receivable)                     $    813
      Total liabilities                                      6
      Total partnership capital                            807
      Total revenues                                        31
      Net loss                                              (1)

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans and allowance for loan losses at March 31 are as follows:

                                                            2002        2001
                                                            ----        ----
      Loans                                               $ 2,766    $ 2,966
      Allowance for loan losses                              (594)      (600)
                                                          -------    -------
      Total                                               $ 2,172    $ 2,366
                                                          =======    =======

      Loans due from related parties                      $   225    $    50
                                                          =======    =======
      Loans held for sale                                 $ 1,355    $   923
                                                          =======    =======

Changes in the allowance for loan losses are summarized as follows for the years ended March 31:

                                                            2002       2001
                                                            ----       ----
      Beginning balance                                   $   600    $    45
      Increase (reduction) of allowance for loan losses        (6)       555
                                                          -------    -------
      Ending balance                                      $   594    $   600
                                                          =======    =======

Loans and loans held for sale have interest rates ranging between 12% and 15%.

At March 31, 2002, the Corporation has impaired loans of $628 and a related allowance of $569, as compared to $646 of impaired loans and a related allowance for investment losses of $565 at March 31, 2001.

The average impaired loans for the years ended March 31, 2002 and 2001 was $637 and $658, respectively, and the income recorded on these (under the cash basis method) loans identified as impaired totaled $66 and $69, respectively. Loans on which the accrual of interest has been discontinued for the years ended March 31, 2002 and 2001 amounted to $25 and $253, respectively. If those loans had been current throughout their term, interest income would have increased $2 and $34 for the years ended March 31, 2002 and 2001.

In 2001 the Corporation engaged a loan portfolio valuation company to evaluate the Corporation's loan portfolio in order to obtain an independent opinion as to a reasonable sales price for such loan assets on the secondary market and/or in connection with a private transaction as discussed in note 12. The portfolio valuation company noted that within the Corporation's loan portfolio are three SBIC loans that were originated in the early 1980's. The loan valuation company deemed these loans to be impaired due to the nature of their collateral (1st mortgage liens on select properties which may have environmental issues) as well as other negative factors.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The Corporation has elected to write-down the three loans to the loans observable market prices based upon the above discussed appraisal. The effect of this write-down of $520 is included within the $555 increase in the allowance for loan losses for 2001.

Loans serviced for the benefit of others totaled $11,442 and $10,412 for the years ended March 31, 2002 and 2001, respectively.

NOTE 4 - FIXED ASSETS

At March 31, the costs and related accumulated depreciation of the Corporation's fixed assets were as follows:

                                                       2002            2001
                                                       ----            ----
                  Improvements                   $        7      $        7
                  Equipment                              49              43
                                                 ----------      ----------
                  Fixed assets at cost                   56              50
                  Accumulated depreciation              (40)            (35)
                                                 ----------      ----------
                  Fixed assets - net             $       16      $       15
                                                 ==========      ==========

NOTE 5 - INCOME TAXES

The income tax provision consists of the following for the years ended March 31:

                                                         2002            2001
                                                         ----            ----
                  Current:
                     Federal                       $        -      $        -
                     State                                 11               5
                                                   ----------      ----------
                  Total current:                           11               5
                                                   ----------      ----------

                  Deferred:
                     Federal                              304               -
                     State                                  -               -
                                                   ----------      ----------
                  Total deferred                          304               -
                                                   ----------      ----------

                  Total income tax provision       $      315      $        5
                                                   ==========      ==========

The state income tax currently payable for both years consists of the minimum tax and tax on capital.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



NOTE 5 - INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended March 31 is as follows:

                                                           2002            2000
                                                           ----            ----
             Federal income tax provision
                at statutory rate                    $      109      $      (94)
             State income tax, net of
                federal benefit                              11               5
             Valuation allowance adjustment                (109)             94
                                                     ----------      ----------
             Total                                   $      11       $        5
                                                     ==========      ===========

The components of the net deferred tax asset at March 31 are as follows:

                                                           2002            2001
                                                           ----            ----
             Deferred tax asset:
                Net operating loss carryforwards     $    2,558      $    2,674
                Loan loss reserves                          178             180
                Valuation allowance                      (2,486)         (2,300)
                                                     ----------      ----------
             Net deferred tax asset                  $      250      $      554
                                                     ==========      ==========

The deferred tax asset results primarily from net operating loss carryforwards
(NOLS). Management has evaluated the available evidence about future taxable income. The valuation allowance reduces the deferred tax asset related to the NOLS to management's best estimate of the amount of such deferred tax asset that more likely than not will be realized. The valuation allowance was increased by $186 and $71 for years ended March 31, 2002 and 2001, respectively. This increase is due primarily to a change in the expected utilization of NOLS based on current net income projections and a decrease in the estimated realizability of the deferred tax asset.

At March 31, 2002, the Corporation had available federal net operating loss carryforwards of $8,527, for income tax purposes, which expire from 2003 to 2016.

NOTE 6 - LINE OF CREDIT

The Corporation has a commercial line of credit with Hudson United Bank dated February 27, 2002. This $3,000 line of credit is for a term of one year and interest is computed at 2.5% over the Wall Street Prime Rate. The effective interest rate (Wall Street Prime Rate plus 2.5%) at March 31, 2002 and 2001 was 7.25% and 11.0%, respectively.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


NOTE 6 - LINE OF CREDIT (CONTINUED)

The line of credit is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At March 31, 2002 and 2001, there was $2,441 and $2,320 advanced on this line of credit, respectively. In addition, the bank has a security interest in all assets of the Corporation as a result of the line of credit.

The Corporation was in violation with certain bank line of credit financial covenants as of March 31, 2002 and 2001. These covenants, which are tested annually are: a) debt to worth ratio not to exceed 1 to 1 and b) net worth requirement of $2,000. Hudson Bank has waved the violation of the debt to worth ratio covenant for the year ended March 31, 2002 and the violation of the debt to worth ratio covenant and the net worth requirement for the year ended March 31, 2001. On May 20, 2002 the line of credit was increased to $3,500 and extended to June 30, 2003.

The Corporation's liquidity is highly dependent upon the banks credit line. If the credit facility was not in place the Corporation would seek other similar or alternative financing sources.

NOTE 7 - TRANSACTIONS WITH AFFILIATES

Affiliates include directors and officers of the Corporation and members of their immediate families and companies, which have a 5% or more ownership in the Corporation.

Legal services, including representation of the Corporation on the closing of all new loans, foreclosure proceedings on delinquent loans and general corporate and security matters are provided by a firm in which a director of the Corporation is a principal. Fees for these services were $1 for the years ended March 31, 2002 and 2001.

As of March 31, 2002, the Corporation has two loans equal to $500 ($225 which has been retained by the Corporation) to Sonny Field, LLC. The President of Sonny Field, LLC, is a director of the Corporation. The loan is collateralized by a first mortgage on property owned by Sonny Field, LLC and is personally guaranteed by the director. The Loan Committee and the Board of Directors approved the loan which was granted at terms equivalent to other arm's length transactions entered into by the Corporation. The loan is well secured and is current at June 2002.

As of March 31, 2001, the Corporation has a $120 ($50 which has been retained by the Corporation) loan outstanding to CF Industries, Inc. The President of CF Industries, Inc. is a director of the Corporation. The loan is collateralized by a first mortgage on property owned by CF Industries, Inc. and is personally guaranteed by the director. The Loan Committee and the Board of Directors approved the loan which was granted at terms equivalent to other arm's length transactions entered into by the Corporation. The loan was paid of in full during 2002.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 7 - TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Corporation utilizes the appraisal services of Larson Associates, LLC for the majority of the Corporation's appraisal needs. Larson Associates, LLC is owned by the Corporation's president and his spouse. The Corporation does not pay for these appraisals as the fees are paid by the borrower. Larson Associates, LLC performs appraisal services for a number of other clients in addition to the Corporation, and management of the Corporation believes that all appraisals performed by Larson Associates, LLC were performed in an unbiased manner and represent proper market valuations.

The Corporation subleases office space to Larson Associates, LLC on a monthly basis. Amounts received from Larson Associates, LLC for the years ended March 31, 2002 and 2001 were $5.

During 2002 and 2001 the Corporation has sold loans to Limited Partnership A and Limited Partnership B. In addition, the Corporation services all loans to these partnerships. As of March 31, 2002 and 2001 the Corporation is servicing $4,768 and $4,379, of loans for Limited Partnership A and $1,254 and $0 of loans for Limited Partnership B, respectively. For the year ended March 31, 2002, and 2001, service fee income earned for servicing these loans amounted to approximately $63 and $16 from Limited Partnership A and approximately $3 and $0 from Limited Partnership B, respectively.

Certain members of the Corporation's management, board of directors, employees and their immediate families are limited partners of Limited Partnership A and Limited Partnership B. As of March 31, 2002 and 2001 these individuals accounted for 19% and 24%, respectively, of the ownership in Limited Partnership A. As of March 31, 2002 these individuals accounted for 7% of the ownership in Limited Partnership B.

During 2002 and 2001 the Corporation has sold portions of loans to certain members of management, board of directors, employees and their immediate families. In addition, the Corporation services all of these loans. As of March 31, 2002 and 2001 the Corporation is servicing $2,721 and $2,726 of loans owned by certain members of management, board of directors, employees and their immediate families, respectively. Service fee income earned for servicing these loans amounted to approximately $41 and $33 for the years ended March 31, 2002 and 2001, respectively.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)






NOTE 7 - TRANSACTIONS WITH AFFILIATES (CONTINUED)

Within the above loan amounts the Corporation is servicing $1,390 and $1,647 of loans, as of March 31, 2002 and 2001, respectively, which were sold to a board member, his limited liability company or trust. If for any reason the above loans were to default and become an asset acquired, upon liquidation, the board member, his limited liability company or trust is entitled to recovery of its investment and accrued interest before the Corporation can recover its investment in any of the above loans. The Corporation does not guarantee any investment or interest return in the above transactions. The Corporation grants a priority position on one or more loans with the board member, his limited liability company or trust, when the loan bears a higher nature of risk or has a higher loan to value ratio than loans sold to Limited Partnership A, Limited Partnership B or others. Loans are sold to this board member or his limited liability company or trust only if such loans cannot be sold to Limited Partnership A or B, assigned to Hudson United Bank or sold to a different person who does not require a loan priority. It is the opinion of management that the Corporation benefits by selling such loans under this arrangement to such board member, his limited liability company or his trust rather than declining such loans.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2002 the Corporation has a $75 letter of credit outstanding issued to the Town of Glastonbury, Connecticut for soil and erosion compliance on one of the construction projects to which the Corporation has a loan. No amounts have been drawn or are expected to be drawn on this letter of credit.

The Corporation had a $40 letter of credit outstanding March 31, 2001 at a stated interest rate of 2% per annum related to obtaining its Connecticut license as a First Mortgage Loan-Lender/Broker. The letter of credit expires February 9, 2002. At March 31, 2001 restricted cash includes a $44 certificate of deposit, which is being maintained as collateral for the letter of credit. At March 31, 2002 the letter of credit was no longer required and the certificate of deposit was closed.

On May 6, 2002 the Corporation has entered into a $250 letter of credit issued to the Town of North Branford, Connecticut for building compliance on one of the construction projects to which the Corporation has a loan. No amounts have been drawn or are expected to be drawn on this letter of credit.

As of March 31, 2002 and 2001, the Corporation had outstanding loan commitments of $3,068 and $2,969, respectively.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



NOTE 9 - STOCK OPTIONS

The Corporation has two compensatory stock option plans which enable the granting of options to officers and directors to purchase shares of the Corporation's common stock at prices equal to fair value at the date of grant. Options expire within five and ten years of grant and vest immediately.

On July 23, 1998, 60,000 options were granted under the 1988 stock option plan at an exercise price of $1.21. The options expire five years from grant date. As of March 31, 2002 and 2001, 60,000 options were outstanding under the Plan. No options were granted, exercised or canceled during the years ended March 31, 2002 and 2001 and no compensation cost has been recognized for stock options awarded under the 1988 stock option plan.

On May 3, 2001, 100,000 options were granted under the 1999 stock option plan at an exercise price of $.64. The options expire ten years from grant date. As of March 31, 2002 100,000 options were outstanding under the Plan. No options were exercised or canceled during the year ended March 31, 2002 and no compensation cost has been recognized for stock options awarded under the 1999 stock option plan.

The Company has adopted the disclosure only provision of FAS 123. If the Company had elected to recognize compensation costs based on the fair value at the date of the grant for awards granted, consistent with the provisions of FAS 123, the Company's net income would have been adjusted to reflect additional compensation expense of $35 for the year ended March 31, 2002. Pro forma net income and earnings per share (basic and diluted) would have been $10 and $0, respectively. The estimated weighted average fair value of stock options at the time of the grant using the Black-Scholes option pricing model was $.35 a share. The assumptions which were used in computing the weighted fair value of the options were as follows:

           Annualized dividend yield               0%
           Expected Volatility                 108.0%
           Risk free interest rate               5.2%
           Expected option term                   10

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)






NOTE 10 - LEASES

The Corporation leases office space and equipment for use in operations. The leases generally provide that the Corporation pays taxes, insurance and maintenance expenses. Some leases contain renewal options, and rent payments change in accordance with changes in the Consumer Price Index. Rental expense relating to cancelable and non-cancelable operating leases amounted to $31 and $31 for the years ended March 31, 2002 and 2001, respectively.

As of March 31, 2002, future minimum rental payments required under non-cancelable operating leases were as follows:

                   2003              $ 36
                   2004                36
                   2005                36
                   2006                36
                   2007                36
                   2008                27
                                     -----
                   Total             $207
                                     =====

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Methods and assumptions for estimating the fair value of the Corporation's financial instruments are set forth below. Fair values are calculated based on the value without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction costs.

LOANS - Substantially all of the Corporation's loans have a maturity of one year or less. For loans considered to be impaired under FAS 114, the estimated fair value for loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or on recent external appraisals or other available market information if the loan is collateral dependent. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information and specific borrower information.

LOANS HELD FOR SALE - For loans held for sale the fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

MORTGAGE SERVICING RIGHTS - The Corporation estimates fair value for its servicing rights by discounting expected net cash flows through maturity from servicing activities at market discount rates that reflect the credit and interest rate risk inherent in the servicing rights.

                   The First Connecticut Capital Corporation
                          Notes to Financial Statements
                   For the Years Ended March 31, 2002 and 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

OTHER ON-BALANCE SHEET FINANCIAL INSTRUMENTS - Other on-balance sheet financial instruments include cash and cash equivalents, restricted cash, accrued interest receivable and a line of credit. The carrying value of each of these financial instruments is a reasonable estimation of fair value.

The carrying values were equal to the estimated fair values of cash and cash equivalents, restricted cash, loans, loans held for sale, mortgage servicing rights, note receivable, and other assets and liabilities as of March 31, 2002 and 2001.

LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

NOTE 12 - CORPORATE PLANS

The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, certain members of the Corporation's management (including certain members of the board of directors) have indicated they may be interested in purchasing the operating assets of the Company and are in the process of preparing a final offer to be presented to the stockholders for approval. It is expected that this offer will be presented in July 2002.