Form 10QSB
period 2002-06-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2002-08-14
CIK 730669

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 2002

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




THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEETS, JUNE 30, 2002 and MARCH 31, 2002
(Dollars in thousands, except share data)



                                                            June 30,    March 31,
ASSETS                                                        2002         2002
------                                                        ----         ----
                                                            unaudited    audited

Cash and cash equivalents                                      $   921    $   437
Loans - net of allowance for loan losses of
            $590 at June 30, 2002 and $594 at March 31, 2002     1,654      2,172
Loans due from related parties                                     225        225
Loans held for sale                                              1,147      1,355
Due from partnerships                                               56         92
Accrued interest receivable                                         44         50
Servicing rights                                                    75         69
Fixed assets                                                        14         16
Deferred income taxes                                              170        250
Other assets                                                       114         75
                                                               -------    -------

TOTAL ASSETS                                                   $ 4,420    $ 4,741
                                                               =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                 $ 1,902    $ 2,441
Accounts payable to related parties                               --          203
Accounts payable and other accrued expenses                        381         94
                                                               -------    -------

TOTAL LIABILITIES                                                2,283      2,738
                                                               -------    -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                         587        587
Additional paid in capital                                       9,253      9,253
Accumulated deficit                                             (7,703)    (7,837)
                                                               -------    -------

TOTAL STOCKHOLDERS' EQUITY                                       2,137      2,003
                                                               -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 4,420    $ 4,741
                                                               =======    =======


See notes to financial statements


THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands, except share data)


                                                  June 2002        June 2001
                                                  Unaudited        Unaudited
INTEREST INCOME:
Interest and fees on loans                          $       262     $       191

Interest expense on line of credit                           42              61
Other interest expense                                        8               3
                                                    -----------     -----------

TOTAL INTEREST EXPENSE                                       50              64
                                                    -----------     -----------

NET INTEREST INCOME                                         212             127

Reduction of allowance for loans                             (4)             (1)
                                                    -----------     -----------

NET INTEREST INCOME AFTER
    REDUCTION OF ALLOWANCE FOR LOANS                        216             128
                                                    -----------     -----------


OTHER OPERATING INCOME:
Servicing fees                                               23              13
Net gains on sales of loans held for sale                   130              85
Other fees                                                   17               8
                                                    -----------     -----------
    TOTAL OTHER OPERATING INCOME                            170             106
                                                    -----------     -----------

TOTAL INCOME                                                386             234
                                                    -----------     -----------

OTHER OPERATING EXPENSES:

Officers' salaries                                           49              52
Other salaries                                               16              13
Directors' fees                                            --                 1
Professional services                                         9               5
Miscellaneous taxes                                           6               5
Employee and general insurance                               12              11
Rent                                                          8               8
Amortization of servicing rights                             17              18
Corporate insurance expenses                                  7               5
Licenses, dues and subscriptions expenses                     1               1
Communications                                                3               4
Advertising and promotions                                    2               1
Stock record and other financial expenses                     4               4
Depreciation                                                  1               1
Equipment and auto rental                                     7               4
Postage, office and other expenses                            9              17
                                                    -----------     -----------
    TOTAL OTHER OPERATING EXPENSES                          151             150
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                                  235              84
INCOME TAX PROVISION                                        101               5
                                                    -----------     -----------

NET INCOME                                          $       134     $        79
                                                    ===========     ===========

INCOME PER COMMON SHARE (BASIC AND DILUTED)         $      0.11     $      0.07
                                                    ===========     ===========

Weighted average number of
  Common shares outstanding: (basic)                  1,173,382       1,173,382
                                                    ===========     ===========

  Common shares outstanding: (diluted)                1,173,382       1,175,931
                                                    ===========     ===========



See notes to financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(Dollars in thousands, except share data)

                             Common Stock
                                                  Additional
                        Number Of                  Paid-In     Accumulated  Stockholders'
                          Shares      Amount       Capital      Deficit      Equity
                         -------      ------       -------     --------       -----

BALANCE, April 1, 2002   1,173,382   $     587   $   9,253   ($  7,837)   $   2,003


Net Income                    --          --          --           134          134
                         ---------   ---------   ---------   ---------    ---------

BALANCE, June 30, 2002   1,173,382   $     587   $   9,253   ($  7,703)   $   2,137
                         =========   =========   =========   =========    =========








See notes to financial statements.





THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)
                                                                  June 2002   June 2001
                                                                  ---------   ---------
                                                                  Unaudited   Unaudited
OPERATING ACTIVITIES
   Net income                                                       $   134    $    79
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                       1          1
       Reduction in allowance for loan losses                            (4)        (1)
       Amortization of servicing rights                                  17         18
       Decrease in deferred tax asset                                    80       --
       Net gain on sales of loans held for sale                         (23)       (18)
       Origination of loans held for sale                            (2,825)    (2,585)
       Proceeds from sales of loans held for sale                     3,033      2,432
       Changes in asset and liabilities:
          Decrease (Increase) in accrued interest receivable              6         (1)
          Increase in other assets                                      (39)      --
          Decrease in accounts payable to related parties              (203)      --
          Increase in accounts payable and other accrued expenses       287         76
                                                                    -------    -------

            Net cash provided by operating activities                   464          1
                                                                    -------    -------

INVESTING ACTIVITIES
      Originations of loans                                          (1,641)    (1,498)
      Principal collected on loans                                    2,164      1,152
                                                                    -------    -------

            Net cash provided by (used in) investing activities         523       (346)

FINANCING ACTIVITIES
     (Decrease) increase in line of credit borrowings                  (539)       354
     Amounts due from Partnership loans                                  36       --
                                                                    -------    -------

            Net cash  (used in ) provided by financing activities      (503)       354
                                                                    -------    -------

INCREASE IN CASH AND CASH EQUIVALENTS                                   484          9

CASH AND CASH EQUIVALENTS, BEGINNING                                    437        232
                                                                    -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                   $   921    $   241
                                                                    =======    =======

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $    46    $    64
   Cash paid for taxes                                              $     8    $     5




See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

           The accompanying condensed financial statements of The First Connecticut Capital Corporation (the "Corporation or Company"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended March 31, 2002.

           Forward-looking statements made in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation risks in technology developments, risks in product development and market acceptance of and demand for the Company's products, risks associated with foreign sales and other risks detailed in the Company's filings with the Securities and Exchange Commission.



NOTE B - PROPOSED SALE OF CORPORATION'S BUSINESS AND ASSETS

           The Corporation has entered into a definitive agreement with respect to the sale by the Corporation of all or substantially all of its assets to, and the assumption of all of the Corporation's liabilities by, members of management and the board of directors. Management (which is included in the group that comprises the prospective purchaser) will submit the proposed transaction to the stockholders for their consideration and approval. This sale if approved by the stockholders may impair the deferred income tax asset recorded on the Corporation's balance sheet. For further details see "Subsequent Events; Recent Developments" page nine.

THE FIRST CONNECTICUT CAPITAL CORPORATION


NOTE C - RECLASSIFICATIONS

           Certain reclassifications were made to the June 30, 2001 financial statements to conform to the June 30, 2002 presentation. The June 30, 2001 financial statements reflect a $103,000 reclassification from servicing fees to interest and fees on loans as the Company had previously recorded interest earned from loans held for investment purposes and loans held for sale as servicing fees. In addition, the June 30, 2001 financial statements reflect a $67,000 reclassification from interest and fees on loans to net gains on sales of loans held for sale as the Company had previously recorded the origination fees on loans which were sold as interest and fees on loans and not as a component of the actual gain on sale of loans held for sale. In addition, the Corporation has presented the amortization of the servicing right asset of $18,000 gross within the statement of operations for the quarter ended June 30, 2001 to conform to the quarter ended June 30, 2002 presentation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Corporation is currently licensed in the state of Connecticut to operate as a First and Second Mortgage Lender/Broker.

           The Corporation had net income of $134,000 for the three months ended June 30, 2002 as compared to the net income of $79,000 for the three months ended June 30, 2001. This increase of $55,000 is primarily due to the increase of $71,000 in interest and fees on loans, the increase of $45,000 in net gains on sales of loans held for sale and the increase of $19,000 on servicing fees and other fee income offset by an increase in the income tax provision of $96,000.

INTEREST INCOME AND OTHER OPERATING INCOME

           Total income, before other operating expenses increased by $152,000 for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, due primarily to the increase of $85,000 in the net interest income and the increase of $64,000 in total other operating income. These increases were primarily due to an increase in the number of mortgage loans originated and funded by the Corporation. In addition, the interest expense of the Corporation had declined by $14,000, as a result of lower borrowings and interest rates. Management attributes the increase in its net interest income and other operating income to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industries. The Corporation continued to provide construction financing to a segment of the market whose price range is less affected by economic conditions.

THE FIRST CONNECTICUT CAPITAL CORPORATION

           Servicing fees increased by $10,000 for the three months ended June 30, 2002, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans and the increase in the Limited Partnership portfolios.

OTHER OPERATING EXPENSE

           Total other operating expenses has remained stable during the three months ended June 30, 2002, as compared to the comparable period of the prior year. The Corporation's professional service and other salaries have increased by $7,000, offset by the decrease of $8,000 in postage, office and other expenses.

INCOME TAX PROVISION

           An income tax provision of $101,000 was recorded for the three months ended June 30, 2002, as compared to a $5,000 tax provision for the three months ended June 30, 2001. The increase of $96,000 is primarily due to a) a reduction of the deferred tax asset of approximately $80,000 for the quarter ended June 30, 2002 and b) an increase in state income taxes of approximately $16,000 for the quarter ended June 30, 2002. All state net operating losses have expired as of March 31, 2002.

           If management had elected to make no change in its deferred tax asset for the fiscal quarter ended June 30, 2002, then the Corporation's stated earnings would have been $80,000 greater than as reported herein, resulting in net income of approximately $214,000. In light of the pending transaction described in "Subsequent Events" herein below, the Corporation has deemed it more appropriate under generally accepted accounting principles to utilize $80,000 of previously recorded tax assets.

PROVISION FOR LOAN LOSSES

           The Corporation for the three months ended June 30, 2002 recorded a recovery of $4,000, of a prior loan reserve, as compared to $1,000 for the three months ended June 30, 2001. The $3,000 increase is the result of cash collected on reserved loans.

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

THE FIRST CONNECTICUT CAPITAL CORPORATION

SUBSEQUENT EVENTS; RECENT DEVELOPMENTS

              The Corporation announced the execution of definitive agreements for the sale of its mortgage business (the "Asset Sale") to a company to be organized by members of the Board of Directors, including Lawrence Yurdin (the current President of the Corporation). The Asset Sale would include all of the assets (excluding cash and deferred income taxes) of the mortgage business, subject to the assumption of all liabilities and other obligations, including contingent liabilities.

              The sale price, currently estimated to be the net book value of the assets to be sold, will be an amount determined, in part, in accordance with an independent appraisal of the assets by a nationally recognized portfolio valuation company. The form of the Asset Sale will be reviewed and determined to be fair pursuant to an opinion to be delivered by an NASD registered broker-dealer. The Board of Directors, including Lawrence Yurdin expect to pay at least book value for the Asset Sale held at the time of the closing if approved by the stockholders of the Corporation.

              Simultaneously with the proposed Asset Sale, the Company will issue and sell to Bernard Zimmerman, of Weston, Connecticut, and Martin Cohen, of New York City, New York or their affiliates, for a purchase price of $252,000 in cash, a total of 250,000 Common shares of the Company, together with Five Year Warrants to purchase an additional 200,000 shares, exercisable at a price of $1.00 per share (collectively, the "Securities Sale"). Messrs. Zimmerman and Cohen may also purchase additional Common shares from other sources at the same price. Upon completion of the Securities Sale, Messrs. Zimmerman and Cohen will each own approximately 180,000 shares. Messrs Zimmerman and Cohen each has many years of corporate finance and acquisition experience.

              Assuming consummation of the Asset Sale and the Securities Sale and after payment of expenses, the Company would have 1,423,382 shares outstanding, excluding shares reserved for outstanding options and warrants and total cash on hand of not less than $1,500,000. Pursuant to the terms of the proposed transactions, the Company will declare a dividend to stockholders, pro rata of all cash on hand after the closing of the Asset Sale and the Securities Sale and after payment of all fees and expenses in excess of $1,500,000, provided such dividend equals or exceeds $.15 per share.

              Pursuant to the terms of the agreements, Messrs Zimmerman and Cohen will designate three of the five seats on the Company's board of directors. Mr. Zimmerman and Mr. Cohen will supervise the day-to-day operations of the Company subsequent to the closing. In the event that the Company is unable to consummate suitable merger or business combinations transaction or series transactions (defined as having an aggregate value in excess of $750,000) within thirty-six months of the closing of the asset sale (subject to a three month extension under certain circumstances), then the Company will dissolve and distribute its cash then on hand to the stockholders, pro rata.

THE FIRST CONNECTICUT CAPITAL CORPORATION

              Closing of the proposed transactions is expected to occur on or about October 31, 2002, and will be subject to, among other conditions, the filing of appropriate proxy material with the Securities and Exchange Commission which will include all necessary information concerning the proposed transactions, and the approval of the Company's stockholders at a Shareholders Meeting called for such purpose. The Company's definitive proxy statement will contain full and complete information covering the various aspects of the proposed transactions.

LINE OF CREDIT

           The Corporation has a Commercial Line of Credit with Hudson United Bank. This $3,500,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate and will expire on June 30, 2003. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At June 30, 2002, and June 30, 2001 $1,902,000 and $2,674,000 respectively, was advanced on this line of credit.

FINANCIAL RESOURCES

           As of June 30, 2002, the Corporation had $921,000 of unrestricted cash and cash equivalents and approximately $2,137,000 of Stockholders' Equity.

           The Corporation currently anticipates that during the year ending March 31, 2003, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations. The Corporation believes that cash on hand, internally generated funds and availability of its line of credit should be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2003.

           Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans, as well as cash flow required by its operations. If construction loan demand increases, the Corporation will require additional cash to service those requirements. The Corporation continues to monitor its cash flow requirements. Due to the aforementioned line of credit, the Corporation feels it should be able to meet these cash requirements. The Corporation also continues to decrease its cash flow requirements by monitoring all expenses.

THE FIRST CONNECTICUT CAPITAL CORPORATION


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           Form 8K filed July 17, 2002

           Certification of Officers


SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                          THE FIRST CONNECTICUT CAPITAL
                                          CORPORATION
                                          (Registrant)

                                               /S/ LAWRENCE R. YURDIN
Date:   August 14, 2002                   By: _________________________________
                                              Lawrence R. Yurdin
                                              President