Form 10QSB
period 2002-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2002-11-14
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended SEPTEMBER 30, 2002
[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
           For the transition period from _____________ to ______________

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



THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEETS, SEPTEMBER 30, 2002 and MARCH 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                September 30,  March 31,
ASSETS                                                               2002       2002
------                                                               ----       ----
                                                                   UNAUDITED   AUDITED
                                                                   ---------   -------

Cash and cash equivalents                                           $   702    $   437
Loans - net of allowance for loan losses of
            $634 at September 30, 2002 and $594 at March 31, 2002     2,672      2,172
Loans due from related parties                                         --          225
Loans held for sale                                                   1,185      1,355
Due from partnerships                                                    87         92
Accrued interest receivable                                              63         50
Servicing rights                                                         81         69
Fixed assets                                                             15         16
Deferred income taxes                                                   130        250
Other assets                                                            107         75
                                                                    -------    -------

TOTAL ASSETS                                                        $ 5,042    $ 4,741
                                                                    =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                      $ 2,735    $ 2,441
Accounts payable to related parties                                    --          203
Accounts payable and other accrued expenses                              83         94
                                                                    -------    -------

TOTAL LIABILITIES                                                     2,818      2,738
                                                                    -------    -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                              587        587
Additional paid in capital                                            9,253      9,253
Accumulated deficit                                                  (7,616)    (7,837)
                                                                    -------    -------

TOTAL STOCKHOLDERS' EQUITY                                            2,224      2,003
                                                                    -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,042    $ 4,741
                                                                    =======    =======

See notes to financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                             THREE MONTHS    SIX MONTHS  THREE MONTHS  SIX MONTHS
                                                ENDED          ENDED        ENDED        ENDED
                                             SEP 30, 2002  SEP 30, 2002  SEP 30, 2001 SEP 30, 2001
                                             ------------  ------------  ------------ ------------
                                               UNAUDITED     UNAUDITED   UNAUDITED     UNAUDITED
INTEREST INCOME:
Interest and fees on loans                    $      229   $      491   $      196   $      387

Interest expense on line of credit                    36           78           62          123
Other interest expense                                 1            9            4            7
                                              ----------   ----------   ----------   ----------

TOTAL INTEREST EXPENSE                                37           87           66          130
                                              ----------   ----------   ----------   ----------

NET INTEREST INCOME                                  192          404          130          257

Reserve for loan losses                               84           80           13           12
                                              ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER  LOAN LOSSES AND
    REDUCTION OF ALLOWANCE FOR LOANS                 108          324          117          245
                                              ----------   ----------   ----------   ----------


OTHER OPERATING INCOME:
Servicing fees                                        41           64           32           45
Net gains on sales of loans held for sale            175          305           85          170
Other fees                                             4           21            9           17
                                              ----------   ----------   ----------   ----------
    TOTAL OTHER OPERATING INCOME                     220          390          126          232
                                              ----------   ----------   ----------   ----------

TOTAL INCOME                                         328          714          243          477
                                              ----------   ----------   ----------   ----------

OTHER OPERATING EXPENSES:

Officers' salaries                                    46           95           35           87
Other salaries                                        13           29           12           25
Directors' fees                                     --           --           --              1
Professional services                                 51           60            5           10
Miscellaneous taxes                                    4           10            5           10
Employee and general insurance                        13           25           10           21
Rent                                                   8           16            8           16
Amortization of servicing rights                      17           34           18           36
Corporate insurance expenses                           7           14            5           10
Licenses, dues and subscriptions expenses              6            7            2            3
Communications                                         1            4            1            5
Advertising and promotions                             2            4            1            2
Stock record and other financial expenses              3            7            2            6
Depreciation                                           1            2            1            2
Equipment and auto rental                              3           10            3            7
Postage, office and other expenses                     9           18            7           24
                                              ----------   ----------   ----------   ----------
    TOTAL OTHER OPERATING EXPENSES                   184          335          115          265
                                              ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                           144          379          128          212
INCOME TAX PROVISION                                  57          158            5           10
                                              ----------   ----------   ----------   ----------

NET INCOME                                    $       87   $      221   $      123   $      202
                                              ==========   ==========   ==========   ==========

INCOME PER COMMON SHARE (BASIC AND DILUTED)   $     0.07   $     0.19   $     0.10   $     0.17
                                              ==========   ==========   ==========   ==========

Weighted average number of
  Common shares outstanding: (basic)           1,173,382    1,173,382    1,173,382    1,173,382
                                              ==========   ==========   ==========   ==========

  Common shares outstanding: (diluted)         1,183,241    1,177,860    1,185,711    1,178,857
                                              ==========   ==========   ==========   ==========

See notes to financial statements.



THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                    COMMON STOCK
                                                                   ADDITIONAL
                              NUMBER OF                 PAID-IN   ACCUMULATED   STOCKHOLDERS'
                                SHARES     AMOUNT       CAPITAL     DEFICIT        EQUITY

BALANCE, April 1, 2002        1,173,382   $     587   $   9,253   ($  7,837)   $   2,003


Net Income                         --          --          --           221          221
                              ---------   ---------   ---------   ---------    ---------

BALANCE, September 30, 2002   1,173,382   $     587   $   9,253   ($  7,616)   $   2,224
                              =========   =========   =========   =========    =========








See notes to financial statements.





THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER     SEPTEMBER
                                                                    2002         2001
                                                                ----------     ---------
                                                                 UNAUDITED     UNAUDITED
OPERATING ACTIVITIES
   Net income                                                       $   221    $   202
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                       2          2
       Provision of allowance for loan losses                            80         12
       Amortization of servicing rights                                  34         36
       Decrease in deferred tax asset                                   120       --
       Origination of loans held for sale                            (8,414)    (6,462)
       Proceeds from sales of loans held for sale                     8,584      6,447
       Changes in asset and liabilities:
          Increase in accrued interest receivable                       (13)        (2)
          Increase in servicing rights                                  (46)       (36)
          Increase in other assets                                      (32)        (4)
          Decrease in accounts payable to related parties              (203)      --
          Decrease in accounts payable and other accrued expenses       (11)        (9)
                                                                    -------    -------

            Net cash provided by operating activities                   322        186
                                                                    -------    -------

INVESTING ACTIVITIES
      Originations of loans                                          (2,006)    (1,658)
      Principal collected on loans                                    1,651      1,734
      Purchase of fixed assets                                           (1)      --
                                                                    -------    -------

            Net cash (used in) provided by investing activities        (356)        76

FINANCING ACTIVITIES
      Increase (decrease)  in line of credit borrowings                 294        (74)
     Amounts due from Partnership loans                                   5       --
                                                                    -------    -------

            Net cash provided by (used in) financing activities         299        (74)
                                                                    -------    -------

INCREASE IN CASH AND CASH EQUIVALENTS                                   265        188

CASH AND CASH EQUIVALENTS, BEGINNING                                    437        232
                                                                    -------    -------

CASH AND CASH EQUIVALENTS, ENDING                                   $   702    $   420
                                                                    =======    =======

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $    80    $   130
   Cash paid for taxes                                              $    17    $     3

See notes to financial statements

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

THE FIRST CONNECTICUT CAPITAL CORPORATION


NOTE C - RECLASSIFICATIONS

           Certain reclassifications were made to the September 30, 2001 financial statements to conform to the September 30, 2002 presentation. The September 30, 2001 financial statements reflect a $206,000 reclassification from servicing fees to interest and fees on loans because the Company had previously recorded interest earned from loans held for investment purposes and loans held for sale as servicing fees. In addition, the September 30, 2001 financial statements reflect a $134,000 reclassification from interest and fees on loans to net gains on sales of loans held for sale because the Company had previously recorded the origination fees on loans that were sold as interest and fees on loans and not as a component of the actual gain on sale of loans held for sale. In addition, the Corporation has presented the amortization of the servicing right asset of $36,000 gross within the statement of operations for the quarter ended September 30, 2001 to conform to the presentation for the quarter ended September 30, 2002.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Corporation is currently licensed in the state of Connecticut to operate as a First and Second Mortgage Lender/Broker.

           The Corporation had net income of $221,000 for the six months ended September 30, 2002 as compared to the net income of $202,000 for the six months ended September 30, 2001. This increase of $19,000 is primarily due to the increase of $104,000 in interest and fees on loans, and the increase of $135,000 in net gains on sales of loans. The increase of $239,000 listed above is offset by an increase in the income tax provision of $148,000, the increase of $68,000 in the reserve for loan losses and the increase of $50,000 in professional fees.

INTEREST INCOME AND OTHER OPERATING INCOME

           Total income, before other operating expenses increased by $237,000 for the six months ended September 30, 2002, as compared to the six months ended September 30, 2001, this increase is due primarily to the increase of $104,000 in the net interest income, the increase of $135,000 in net gains on sales held for loans, and the decrease of $45,000 in interest expenses paid on the Corporation's line of credit, offset by an increase of $68,000 on the reserve for loan losses. These increases were primarily due to an increase in the number of mortgage loans originated and funded by the Corporation. Management attributes the increase in its net interest income and other operating income to its successful marketing of its knowledge of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industries. The Corporation continued to provide construction financing to a segment of the market whose price range is believed to be less affected by negative economic conditions.
                                        7

THE FIRST CONNECTICUT CAPITAL CORPORATION

           Servicing fees increased by $19,000 for the six months ended September 30, 2002, as compared to the same period in the prior year. This increase is due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans and the increase in the Limited Partnership portfolios.

OTHER OPERATING EXPENSE

           Total other operating expenses increased by $70,000 during the six months ended September 30, 2002, as compared to the comparable period of the prior year. The Corporation's professional services has increased by $50,000 as a result of increased legal and accounting fees related to the proposed sale of the Corporation's operating assets, liabilities and business (see note B) and officer and other salaries have increased by $12,000.

INCOME TAX PROVISION

           An income tax provision of $158,000 was recorded for the six months ended September 30, 2002, as compared to a $10,000 tax provision for the six months ended September 30, 2001. The increase of $148,000 is primarily due to a) a reduction of the federal deferred tax asset of approximately $120,000 for the six months ended September 30, 2002 and b) an increase in state income taxes of approximately $28,000 for the quarter ended September 30, 2002. All state net operating losses expired as of March 31, 2002.

           If management had elected to make no change in its deferred tax asset for the six months ended September 30, 2002, then the Corporation's stated earnings would have been $120,000 greater than as reported herein, resulting in net income of approximately $341,000. In light of the pending transaction described in "Subsequent Events" below, the Corporation deemed it more appropriate under GAAP to utilize $120,000 of previously recorded federal deferred tax assets for the six months ended September 30, 2002.

PROVISION FOR LOAN LOSSES

           The Corporation for the six months ended September 30, 2002 recorded a provision of $80,000 for the allowance for potential loan losses and has written off a $40,000 loan which was previously reserved at March 31, 2002. The Corporation for the six months ended September 30, 2001 had recorded a provision of $12,000 for the allowance for loan losses.

THE FIRST CONNECTICUT CAPITAL CORPORATION

PLAN OF OPERATION

           The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans collateralized by residential properties and commercial real estate. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, with origination and servicing fees retained by the Corporation. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans, gains from sales of loans and mortgage servicing rights. The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services.

SUBSEQUENT EVENTS; RECENT DEVELOPMENTS

              The Corporation announced the execution of definitive agreements for the sale of its mortgage business (the "Asset Sale") to a company to be organized by members of the Board of Directors, including Lawrence Yurdin (the current President of the Corporation). The Asset Sale would include all of the assets (excluding cash and deferred income taxes) of the Corporation's mortgage business, subject to the assumption of all liabilities and other obligations, including contingent liabilities.

              The sale price, currently estimated to be the net book value of the assets to be sold, will be an amount determined, in part, in accordance with an independent appraisal of the assets by a nationally recognized portfolio valuation company. The form of the Asset Sale will be reviewed and determined to be fair pursuant to an opinion to be delivered by an NASD registered broker-dealer. If the shareholders of the Corporation approve the Asset Sale, then the purchaser will pay at least book value for the net assets which will be valued at the time of closing.

              Simultaneously with the proposed Asset Sale, the Company will issue and sell to Bernard Zimmerman, of Weston, Connecticut, and Martin Cohen, of New York City, New York or their affiliates, for a purchase price of $252,000 in cash, a total of 250,000 Common shares of the Company, together with Five Year Warrants to purchase an additional 200,000 Common shares, exercisable at a price of $1.00 per share (collectively, the "Securities Sale"). Messrs. Zimmerman and Cohen also intend to purchase additional Common shares from other sources at the same price. Upon completion of the Securities Sale, Messrs. Zimmerman and Cohen will each own approximately 185,000 shares.

              Assuming consummation of the Asset Sale and the Securities Sale and after payment of expenses, the Company would have 1,423,382 shares outstanding, excluding shares reserved for outstanding options and warrants and total cash on hand of not less than $1,500,000. Pursuant to the terms of the proposed transactions, the Company will declare a dividend to stockholders, pro rata of all cash on hand after the closing of the Asset Sale and the Securities Sale in excess of $1,500,000, after payment and accruals of all liabilities, fees and expenses provided such dividend equals or exceeds $.15 per share.

THE FIRST CONNECTICUT CAPITAL CORPORATION

              Pursuant to the terms of the Asset Sale and Security Sale agreements, Messrs Zimmerman and Cohen will designate three of the five seats on the Company's board of directors. Mr. Zimmerman and Mr. Cohen will supervise the day-to-day operations of the Company subsequent to the closing. In the event that the Company is unable to consummate a suitable merger or business combination transaction or series of transactions (defined as having an aggregate value in excess of $750,000) within thirty-six months of the closing of the asset sale (subject to a three month extension under certain circumstances), then, upon the request by the holders of 20% or more of the issued and outstanding common stock of the Company held by non-affiliates of management, the Company shall schedule a meeting of shareholders and will issue a proxy solicitation pursuant to which the shareholders will vote on whether to liquidate the Company. In such vote, all shares held by management and their affiliates shall be voted in the same proportion as those shares voted by non-affiliates of management.

              The Company has filed a Preliminary Proxy Statement with the Securities and Exchange Commission (the "SEC") for its review and approval. Pending the resolution of any questions or comments from the SEC with respect thereto, the Company will send final proxy materials to stockholders of record and schedule a Stockholders Meeting during which they may vote on the approval of these transactions.

LINE OF CREDIT

           The Corporation has a Commercial Line of Credit with Hudson United Bank. This $3,500,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate and will expire on June 30, 2003. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At September 30, 2002, and September 30, 2001 $2,735,000 and $2,441,000 respectively, was advanced on this line of credit.

FINANCIAL RESOURCES

           As of September 30, 2002, the Corporation had $702,000 of unrestricted cash and cash equivalents and approximately $2,274,000 of Stockholders' Equity.

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


                                                THE FIRST CONNECTICUT CAPITAL
                                                CORPORATION
                                                (Registrant)

                                               /S/ LAWRENCE R. YURDIN
Date:   November 14, 2002                 By: _________________________________
                                                 Lawrence R. Yurdin
                                                 President