Form 10KSB/A
period 2002-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2003-01-30
CIK 730669

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
Yes  X   No
------   ------

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                ------    ------

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

                                TABLE OF CONTENTS


PART I                                                                     PAGE
------                                                                     ----

   Item 1 - Description of Business.....................................  1 - 5

   Item 2 - Description of Property.....................................      5

   Item 3 - Legal Proceedings...........................................      5

   Item 4 - Submissions of Matters to a Vote of Security Holders........      5


PART II
-------

   Item 5 - Market for Common Equity and Related Stockholder Matters....  5 - 6

   Item 6 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................... 6 - 20

   Item 7 - Financial Statements........................................     20

   Item 8 - Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure....................     21


PART III
--------

   Item 9 - Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act .........21 - 22

   Item 10 - Executive Compensation.....................................     22

   Item 11 - Security Ownership of Certain Beneficial Owners and
    Management..........................................................22 - 24

   Item 12 - Certain Relationships and Related Transactions.............24 - 26

   Item 13 - Exhibits and Reports on Form 8-K...........................     26


SIGNATURES..............................................................     27

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

                                     PART I


EXPLANATORY STATEMENT

     The Corporation has amended the 10-KSB filing as a result of a review performed by the SEC in connection with the proposed proxy filing. The amended 10-KSB includes additional disclosures in connection with the Corporation's loan portfolio and lending activities.

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

     This annual report and other reports issued by The First Connecticut Capital Corporation ("FCCC or the Corporation"), including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, plans or performances. In addition, FCCC's management may make such statements orally, to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. FCCC's future results may differ materially from historical performance and forward-looking statements about FCCC's expected financial results or other plans are subject to a number of risk and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, investment outflows, reduced demand for loans, changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government, changes in credit and other risks posed by FCCC loans and investment portfolios, technological, computer-related or operational difficulties, adverse changes in security markets, results of litigation or other significant uncertainties.

GENERAL

     The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans held prior to sale, gains from the sale of loans and mortgage servicing rights. Mortgage loans, which are originated or purchased by the Corporation, may be resold.

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

     On December 28, 1994, the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Corporation.

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

REGULATION

     The Corporation is not presently an approved seller/servicer for the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"), nor is the Corporation an approved issuer and servicer under GNMA, FNMA or FHLMC mortgage-backed securities programs. The Corporation is not qualified to originate mortgage loans insured by the Federal Housing Administration (the "FHA") or partially guaranteed by the Veterans Administration (the "VA"). The Corporation does not presently intend to apply for such approvals or qualifications. Accordingly, the Corporation is not currently subject to the rules and regulations of these agencies with respect to originating, processing, selling and servicing mortgage loans, but may become subject to such rules and regulations should the Corporation become an approved issuer, seller or servicer for any of these agencies. Such rules and regulations would, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals and require credit reports on prospective borrowers, and with respect to VA loans, fix maximum interest rates.

     The Corporation's mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated there under which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Additionally, the sale of mortgage loans by the Corporation to purchasers may be subject to applicable federal and state securities laws.

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

PERSONNEL

     As of April 30, 2002, the Corporation had 5 employees (including Lawrence
R. Yurdin its President), all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. Management of the Corporation believes that its relations with its employees are good.

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

     (ii) Investments in real estate mortgages - The Corporation intends to originate first or second real estate mortgages and sell certain of these mortgages as promptly as practicable to interested purchasers, retaining the application fees and servicing rights. Maturities of mortgages not sold will typically range from one to two years.

     (iii) Management of the Corporation currently does not intend to cause the Corporation to invest in the securities of, or interests in, persons or entities that are primarily engaged in real estate activities.

SUBSEQUENT EVENTS; RECENT DEVELOPMENTS

     Subsequent to the fiscal period covered by this report, the Corporation entered into definitive negotiations with respect to the sale by the Corporation of all or substantially all of its assets to, and the assumption of all of the Corporation's liabilities by, members of management and the board of directors. Management (which is included in the group that comprises the prospective purchaser, of which Lawrence R. Yurdin, the Corporation's President, is a Member and Manager) believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for the transaction, after which the Corporation will submit the proposed transaction to the stockholders for their consideration and approval or disapproval.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded on the over the counter, and the low bid and high ask prices of the Corporation's stock are quoted on the OTC Bulletin Board under the symbol FCCC.

     Following are the low bid and high ask prices for the Corporation's Common Stock during the fiscal years ended March 31, 2002 and 2001 as quoted on the OTC Bulletin Board.

                                             LOW                      HIGH
     2002                                   -----                    ------
     ----
     First Quarter                          $ .65                     $ .86
     Second Quarter                           .65                      1.10
     Third Quarter                            .65                       .75
     Fourth Quarter                           .64                       .66

                                             LOW                      HIGH
     2001                                   -----                    ------
     First Quarter                          $ .60                     $ .64
     Second Quarter                           .57                       .67
     Third Quarter                            .40                       .59
     Fourth Quarter                           .40                       .55

     The approximate number of stockholders of record on June 5, 2002 was 1,130 and the Corporation estimates that it has a total of approximately 1,350 beneficial shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately $.60. The Corporation has not paid any dividends on its Common Stock since April 27, 1990. The Corporation currently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

     This financial review presents management's discussion and analysis of the financial condition and results of operations of the Corporation and should be read in conjunction with the financial statements and other financial data. In connection with the following discussion, see "Forward-Looking Information" in
Item 1 of this document regarding forward-looking statements and factors that could impact the business financial prospects of the Corporation.

SIGNIFICANT ACCOUNTING POLICIES

     There are a number of accounting policies that the Corporation has established which require management to use judgment. Two of the more significant policies are as follows:

  o Establishing the amount of the allowance for loan losses requires the use of management judgment. Management evaluates the Corporation's assets at least quarterly, and reviews their risk components as a part of that evaluation. If we misjudge a major component of our loans and experience a loss, it will likely affect our earnings. We consistently challenge ourselves in the review of the risk components to identify any changes in trends and their cause.

  o Another valuation that requires management judgment relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on mortgage loans that we originate and sell. We allocate a portion of a loan's book basis to mortgage servicing rights when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from servicing relationships using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenue is expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenue may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings.

ANALYSIS OF FINANCIAL CONDITION:

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents for the years ended March 31, 2002 and 2001 are $437,000 and $232,000 respectively. The increase of $205,000 for the year ended March 31, 2002 was as a result of maturing loans and loans not yet originated.

     RESTRICTED CASH - The decrease in restricted cash for the years ended March 31, 2002 of $44,000 was the result of a letter of credit agreement no longer requiring a compensating cash balance in 2002.

     LOANS - Loans as of March 31, 2002 and 2001 was $2,172,000 and $2,366,000,
respectively. The decrease of $194,000 was due to an increase of new investors and the increase of loans originations and sold to individuals, corporations and Partnership A and B.

     LOANS HELD FOR SALE - Loans held for sale as of March 31, 2002 and 2001 was $1,355,000 and $923,000, respectively. The increase of $432,000 was due to an increase in loan originations and loans retained by the Corporation.

     LOANS DUE FROM RELATED PARTIES - Loans due from related parties at year ended March 31, 2002 as compared to year ended March 31, 2001 increased by $175,000. This increase is due to a loan origination of $225,000 made to a director of the Corporation during the year ended March 31, 2002 and the payoff and maturity of a $50,000 loan made in year 2001 to a director.

     DUE FROM PARTNERSHIPS - The increase of $92,000 in due from partnerships is the result of an accrual at year ended March 31, 2002 which represents the servicing fees owed from Partnership A. No such accrual was made in year ended March 31, 2001, as it was not material to our financial condition.

     DEFERRED TAX ASSET - The deferred tax asset results from net operating loss carryforwards (NOLS). Management has evaluated the available information about future taxable income. The valuation allowance reduces the deferred tax asset to management's best estimate of the amount of such deferred tax asset that more likely than not will be realized. It is management's estimation that the Corporation will be able to earn approximately $840,000 over the next eight years (expiration of the NOL utilization periods), and thereby utilizing the net deferred tax asset. This estimate has been based on the Corporations two past fiscal years earnings. It is management's belief that the Corporation has conservatively estimated its future net income over next eight years as the Corporation continues to grow its mortgage business and keep its cost structures constant. The past three years earnings were as follows:

  o      FY 2002 - $360,000.
  o FY 2001 - $(308,000) (after the one time $520,000 loan impairment charge for the three old SBIC loans that were deemed to be impaired in
         2001).
  o      FY 2000 - $134,000.

     This deferred tax asset could be impaired if the Corporation were to change ownership or if management were to purchase the assets and liabilities of the Corporation (see Plan of Operation).

The components of the net deferred tax asset at March 31 are as follows:

                                                   2002                2001
                                                   ----                ----
     Deferred tax asset:
      Net operating loss carryforwards         $ 2,558,000        $ 2,674,000
      Loan loss reserves                           178,000            180,000
      Valuation allowance                       (2,486,000)        (2,300,000)
                                               -----------        -----------
         Net deferred tax asset                $   250,000        $   554,000
                                               ===========        ===========

     LINE OF CREDIT - As of March 31, 2002 and 2001 the balance on the Corporation's line of credit has remained stable, due to other sources of funding.

     ACCOUNTS PAYABLE TO RELATED PARTIES - The increase of $203,000 in accounts payable to related parties is due to a wire transfer of funds clearing on April 3, 2002 for a loan that closed on March 25, 2002. The funds are due to the attorney who closed the loan. The attorney is also a board member.

     ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES - As of year ended March 31, 2002 and year ended March 31, 2001 the accounts payable and other accrued expenses were $94,000 and $30,000, respectively. The increase of $64,000 is primarily due to professionals fees, which includes legal, accounting and auditing fees.

ANALYSIS OF LENDING ACTIVITIES:

     AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS - The following tables presents the Corporation's financial information regarding its financial condition and net interest income for years ended March 31, 2002 and 2001. The table presents the average yield on interest-earning assets and the average costs of interest bearing liabilities for the period indicated. The yields and costs are derived by dividing income or expenses by the average of interest-earning assets or interest-bearing liabilities respectively, for the periods indicated. The average balances are derived from quarterly balances over the period indicated. Interest income includes fees, which we considered adjustments to yield. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made, as the Corporation has no investments that are tax exempt.


                AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR YEAR ENDED MARCH 31, 2002
                ----------------------------------------------------------------------------------
                                                                                Interest
     Average
                                                                AVERAGE           EARNED          YIELD
INTEREST-EARNING ASSETS (1):                                 -------------    -------------    -------------
---------------------------
Cash and cash equivalents                                    $     312,000    $       7,000             2.24%
Loans, net                                                       2,328,000          436,000            18.73%
Loans due from related parties                                      56,000            6,000            10.71%
Loans held for sale                                              1,247,000          219,000            17.56%
Due from partnerships                                               23,000            2,000             8.70%
                                                             -------------    -------------
     Total average interest-earning assets                       3,966,000          670,000            16.89%

Non-interest earning assets                                        638,000
                                                             -------------
     Total average assets                                       $4,604,000
                                                             =============
INTEREST-BEARING LIABILITIES:
-----------------------------

Line of credit                                               $   2,362,000    $     242,000            10.25%
                                                             -------------    -------------
NON INTEREST-BEARING LIABILITIES:
---------------------------------

Accounts payable to related parties                                 50,000
Accounts payable & other accrued expenses                           91,000

     Total non interest bearing liabilities                        141,000
                                                             -------------

     Total average liabilities                                   2,503,000
                                                             -------------

     Total average stockholders equity                           2,101,000
                                                             -------------

     Total average liabilities and
      stockholders equity                                    $   4,604,000
                                                             =============

Net interest income and net interest rate spread (2)                          $     428,000             6.64%
                                                                              =============    =============
Net interest-earning assets
 and net interest margin (3)                                 $   1,604,000                             10.79%
                                                             -------------                     -------------
Average interest-earning assets to
 average interest-bearing liabilities                                                                  1.679
                                                                                               =============

(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Included in net interest income is $7,000 of interest earned on a money market account that has been included within other fees in the statement of income. In addition, included in net interest income are loan fees of $173,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets.



                AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR YEAR ENDED MARCH 31, 2002
                ----------------------------------------------------------------------------------
                                                                                Interest
     Average
                                                                AVERAGE           EARNED          YIELD
INTEREST-EARNING ASSETS (1):                                 -------------    -------------    -------------
---------------------------
Cash and cash equivalents                                    $     276,000    $       9,000             3.26%
Loans, net                                                       2,206,000          431,000            19.53%
Loans held for sale                                                838,000          158,000            18.85%
                                                             -------------    -------------

     Total average interest-earning assets                       3,320,000          598,000            18.01%
                                                             -------------    -------------

Non-interest earning assets                                        775,000
                                                             -------------
     Total average assets                                    $   4,095,000
                                                             =============
INTEREST-BEARING LIABILITIES:
-----------------------------
Line of credit                                               $   1,602,000    $     195,000            12.17%
                                                             -------------    -------------     ------------

NON INTEREST-BEARING LIABILITIES:
---------------------------------

Accounts payable & other accrued expenses                           31,000
                                                             -------------

     Total average liabilities                                   1,633,000
                                                             -------------

     Total average stockholders equity                           2,462,000
                                                             -------------
     Total average liabilities and
      stockholders equity                                    $   4,095,000
                                                             =============

Net interest income and net interest rate spread (2)                          $     403,000             5.84%
                                                                              =============     ============
Net interest-earning assets
  and net interest margin (3)                                $   1,718,000                             12.14%
                                                             -------------                      ------------
Average interest-earning assets to
   average interest-bearing liabilities                                                                2.072
                                                                                                ============



(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Included in net interest income is $9,000 of interest earned on a money market account that has been included within other fees in the statement of income. In addition, included in net interest income are loan fees of $199,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME - The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

     1) changes attributable to changes in volume (change in volume multiplied by prior rate);

     2) changes attributable to change in rate (change in rate multiplied by prior volume); and

     3)  the net change.

The changes attributable to the combined impact of the volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                       Year Ended                                     Year Ended
                                      March 31, 2002                                March 31, 2001
                                  Versus March 31, 2001                          Versus March 31, 2000
                                INCREASE (DECREASE) DUE TO:                    INCREASE (DECREASE) DUE TO:
                           -------------------------------------          -------------------------------------

                            VOLUME         RATE          TOTAL             VOLUME         RATE          TOTAL
                           ---------     ---------     ---------          ---------     ---------     ---------
Cash and cash
  equivalents              $   1,000     $  (3,000)    $  (2,000)         $      -0-    $      -0-    $      -0-
Loans, net                    23,000       (18,000)        5,000            222,000       (40,000)      182,000
Loans due from
 related parties               6,000            -0-        6,000                 -0-           -0-           -0-
Loans held for
 sale                         72,000       (11,000)       61,000            (53,000)      (49,000)     (102,000)
Due from
 partnerships                  2,000           -0-         2,000                 -0-           -0-           -0-
                           ---------     ---------     ---------          ---------     ---------     ---------
Total interest
 Income                      104,000       (32,000)       72,000            169,000       (89,000)       80,000
                           ---------     ---------     ---------          ---------     ---------     ---------
Borrowings:
 Line of credit               78,000       (31,000)       47,000             69,000        16,000        85,000
                           ---------     ---------     ---------          ---------     ---------     ---------

Net interest income        $  26,000     $  (1,000)    $  25,000          $ 100,000     $(105,000)      ($5,000)
                           =========     =========     =========          =========     =========     =========

LOAN PORTFOLIO COMPOSITION: The Corporation's loan portfolio primarily consists of construction and remodeling mortgage loans that are secured by residential or commercial real estate and three SBIC loans that were originated in the early 1980's. The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

                                                   Percent                     Percent
                                 March 31, 2002   of total   March 31, 2001   of total
                                 --------------   --------   --------------   --------

Mortgage loans:
 Loans                           $    2,163,000      49.77%  $    2,359,000      59.89%
 Loans held for sale                  1,355,000      31.18%         923,000      23.43%
 Loans due from related parties         225,000       5.18%          50,000       1.27%
 Foreclosed loans (SBIC)                603,000      13.87%         607,000      15.41%
                                 --------------   --------   --------------   --------
     Total mortgage loans        $    4,346,000     100.00%  $    3,939,000     100.00%
Less:
 Allowance for loan losses              594,000                     600,000
                                 --------------              --------------
     Total mortgage loans, net   $    3,752,000              $    3,339,000
                                 ==============              ==============

LOAN MATURITY: The following table presents the contractual maturity of our loans at March 31, 2002. The table does not include the effects of prepayments or scheduled principal amortization.


                                               Loans held         Loans due        Other loans
                               Loans            for sale       related parties        SBIC
                           ---------------   ---------------   ---------------   ---------------
Amounts Due:
 Within one year           $     2,163,000   $     1,138,000   $       225,000   $       127,000
 After one year
  One to Two                            -0-          217,000                -0-               -0-
  Five to Ten                           -0-               -0-               -0-          476,000
                           ---------------   ---------------   ---------------   ---------------
Total loans                $     2,163,000   $     1,355,000   $       225,000   $       603,000
                           ===============   ===============   ===============   ===============
Amounts due after one year
 and on:
  Fixed rate loans         $            -0-  $       217,000   $            -0-  $       476,000
  Variable rate loans                   -0-               -0-               -0-               -0-
                           ---------------   ---------------   ---------------   ---------------
Total loans                $            -0-  $       217,000   $            -0-  $       476,000
                           ===============   ===============   ===============   ===============


LOAN ORIGINATIONS - The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                             March 31,              March 31,
                                               2002                   2001
                                            -----------           -----------
Balance at beginning of period              $ 3,339,000           $ 2,904,000
Originations:
Loans                                         3,132,000             2,844,000
Loans held for sale                          13,821,000            10,458,000
                                            -----------           -----------
     Total Originations                     $16,953,000            13,302,000

Less:
     Principal payments and
     Repayments
      Loans                                      32,000                23,000
      Loans held for sale                     3,125,000             2,245,000
                                            -----------           -----------
         Total principal payments             3,157,000             2,268,000

Loans sold:
     Loans held for sale                     13,389,000            10,044,000
                                            -----------           -----------
Decrease (increase) of provision
 for loans losses                                 6,000              (555,000)
                                            -----------           -----------

         Total at end of period             $ 3,752,000           $ 3,339,000
                                            ===========           ===========

As of year ended March 31, 2002 and year ended 2001 the Corporation was servicing loans totaling $15,300,000 and $13,188,000, respectively.

ASSET QUALITY - The Corporation's loan portfolio primarily consists of construction mortgage loans and three SBIC loans that were originated in the early 1980. The accrual of interest income is generally discontinued when loans become 90 days or more past due with respect to interest. The Corporation had a balance of impaired and non-accruing loans of $628,000 at March 31, 2002 and $861,000 at March 31, 2001.

The following table summarizes non-performing loans and assets:

                                               MARCH 31, 2002          MARCH 31, 2001
                                               --------------          --------------
Impaired and non-accruing mortgage loans       $      628,000          $      861,000
Accruing loans delinquent 90 days or more             250,000                      -0-
                                               --------------          --------------

     Total non-performing loans                $      878,000          $      861,000
                                               ==============          ==============

Non-performing loans to total loans                     20.20%                  21.86%
                                               ==============          ==============

Non-performing loans to total assets                    18.52%                  19.99%
                                               ==============          ==============

Additional interest income that would have been
     recognized if non-accrual loans
     had been current                          $        2,000          $       34,000

Allowance for loan losses as a percent of
     non-performing loans                               67.65%                  69.69%
                                               ==============          ==============


A summary of the allowance for loan losses is shown below:

                                               MARCH 31, 2002           MARCH 31, 2001
                                               --------------           --------------
Balance at beginning of period                 $      600,000           $       45,000
   Provision for the period                                -0-                 555,000
   Charge-offs:
     Accrued loans delinquent more
       than 90 days                                        -0-                      -0-
Recoveries:
     Impaired mortgage loans                           (6,000)                      -0-
                                               --------------           --------------

Balance at end of period                       $      594,000           $      600,000
                                               ==============           ==============

Allowance as a percent of total loans                   15.83%                  17.97%
                                               ==============          ==============


     The allocation of the Corporation's provision for loan losses and the allocation as percent of total loans are as follows:

                          MARCH 31, 2002    %         MARCH 31, 2001    %
                          --------------  -----       --------------  -----
Loans                     $       25,000    .67%      $       35,000   1.05%
Foreclosed loans (SBIC)          569,000  94.36%             565,000  93.08%
                          --------------              --------------
     Total                $      594,000  95.03%      $      600,000  94.13%
                          ==============              ==============

     The allowance for loan losses is determined by management on a loan-by-loan basis. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become un-collectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as geographic location, assessment of collateral quality, appraisals of significant collateral and other conditions that may affect the borrower's ability to repay. Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the estimated fair value of the collateral if the loan is collateral dependent. Actual changes and expected trends in non-performing loans and impaired loans are evaluated quarterly by management of the Corporation and any changes in the reserve for collectibility on these loans is charged to earnings in the current quarter. The allowance is increased by the provision and charged to earnings and reduced by charge-offs net of recoveries.

     The following table sets forth information regarding the Corporations delinquent loan portfolio and the percent of the total loan portfolio, excluding impaired and non-accruing loans:

                          MARCH 31, 2002    %        MARCH 31, 2001     %
                          --------------  -----      --------------   -----
Loans delinquent
 For:
30 - 59 days              $      741,000  19.93%           $115,000    3.74%
60 - 89 days                          -0-  0.00%            130,000    4.22%
90 days or more                  250,000   6.72%                 -0-   0.00%
                          --------------             --------------
     Total                $      991,000  26.65%     $      460,000    7.96%
                          ==============             ==============
RESULTS OF OPERATIONS

     GENERAL - The Corporation had net income of $45,000 for the year ended March 31, 2002 compared to a net loss of $313,000 for the year ended March 31, 2001. This increase of $358,000 is due primarily to the increase of $153,000 in interest and fees on loans and servicing fees and a decrease in the provision for loan losses of $561,000. The Corporation's interest expense on the line of credit increased by $49,000, due to the increase in the amount of borrowings throughout the year under the line of credit. Other fees have increased by $40,000 during the year due to a receivable booked for servicing fees due from the partnerships.

     INTEREST AND FEE INCOME - Total interest and fee income for the year ended March 31, 2002 was $663,000 as compared to $589,000 for the year ended March 31, 2001, an increase of $74,000 or 13%. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to an increase of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industry.

     NET GAIN ON SALES OF LOANS HELD FOR SALE - For the year ended March 31, 2002, the Corporation recognized $335,000 in net gains on loans held for sale compared to $303,000 for the year ended March 31, 2001. This $32,000 increase is due to the increase in the number and dollar amounts of mortgage loans originated and sold by the Corporation (see Analysis of Lending Activities).

     PROVISION FOR LOAN LOSSES - For the year ending March 31, 2002, the Corporation has reduced its provision for loan losses by $6,000, as a result of cash collected on reserved loans. At March 31, 2001 the Corporation increased the provision for loan losses by $555,000 to adjust the allowance for loan losses to adequately absorb decreases in loan values based on an independent appraisal of the Corporation's loan portfolio.

     Within the Corporation's portfolio are three (3) loans that were originated in the early 1980's. Due to the nature of the collateral (which has extensive environmental issues associated with it) as well as other negative factors, the Clayton Group, a nationally recognized loan portfolio appraisal company, devalued these three loans as of April 2001.

     Consequently, the Corporation restated its Form 10-KSB for the year ended March 31, 2001, in February 2002 with a 10KSB-A amended filing reflecting such changes. Future cash flows from these three loans may exceed the $59,000 net book value at March 31, 2002, however, the loans have been written down to the fair value, as they are deemed to be impaired.

     TOTAL OPERATING EXPENSES - Total operating expenses for the year ended March 31, 2002 were $624,000, compared to $553,000 for the year ended March 31, 2001, an increase of $71,000 or 13%. The increase of $71,000 is due primarily to the increase of $77,000 in professional fees due to legal costs incurred by the Corporation to assist the Corporation in maximizing shareholders value and an increase in auditing fees due to the restatements of the prior year financial statements.

         INCOME TAX PROVISION - An income tax provision of $315,000 was recorded for the year ended March 31, 2002, compared to a $5,000 tax provision for the year ended March 31, 2001, which primarily reflects the current provision and the reduction of the valuation allowance against net operating loss carryforwards (NOLS), based on management's assessment of the amount of NOLS that will be more likely realized than not, based on current and projected profitability.

     A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision (benefit) for the years ended March 31 is as follows:

                                              2002                 2001
                                            ---------            ---------
     Federal income tax provision
      at statutory rate                     $ 109,000            $ (94,000)
     State income tax, net of
      federal benefit                          11,000                5,000
     Valuation allowance adjustment           195,000               94,000
                                            ---------            ---------
     Total                                  $ 315,000            $   5,000
                                            =========            =========
PLAN OF OPERATION

     The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

     The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, the Corporation has entered into definitive negotiations with respect to the sale of the Corporation's of all or substantially all of its assets to, and the assumption of all the Corporation's liabilities by Member of management and the board of directors. Management (which is included in the group that comprises the prospective purchaser) believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for the transaction, after which the Corporation will submit the proposed transaction to the stockholders for their consideration and approval or disapproval.

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

         In the event either or both transactions are unsuccessful, management will continue to operate its mortgage business as it has in the past. We will continue to seek additional sources of funding from lending institutions as well as private investors in order to expand our loan portfolio. Growth will be limited and will greatly depend upon our ability to obtain new leverage for our loan products. Management, in the past, has experienced a reluctance of the part of conventional lenders to expand lines of credit and therefore will continue to explore the private sector for funding and possible equity participation. The future success of the Corporation as well as its growth potential will depend greatly upon the success in this regard.

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

     The Corporation was in violation of certain financial covenants as of March 31, 2002 and 2001. The covenants that the Corporation had violated under the line of credit agreement were:

     a.)  Debt to worth ratio of 1 to 1.              FY 2002 and FY 2001
     b.)  Net worth requirement of $2,000,000.        FY 2001

     The bank has waived these financial covenant violations for the year ended March 31, 2002 and 2001. The line of credit has been renewed as of May 20, 2002. The line of credit was increased to $3,500,000 and expires on June 30, 2003.

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

     If construction loan demand continues to increase, the Corporation will require additional funds to service those requirements. Due to the aforementioned, the Corporation will seek to increase its line of credit facility, as well as seek out new investor sources, from which the Corporation believes it should be able to meet these cash requirements. The Corporation continues to decrease its cash flow requirements by monitoring all expenses.

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

RECENT ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standard Boards ("FASB") SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. The adoption of this standard in FY 2002 did not have a significant impact on the Corporation's financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the rules goodwill and certain intangible assets are no longer amortized but are reviewed at least annually for impairment. The Corporation does not expect the adoption of these statements to have any effect on the financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Corporation does not expect the adoption of the statement to have a material effect on the financial statements.

     In December 2001, the AICPA's Accounting Standards Executive Committee issued Statement of Position 01-6, "Accounting by Certain Entities That Lend to or Finance the Activities of Others." This SOP reconciles and conforms, as appropriate, the accounting and financial reporting provisions established by the AICPA's Audit and Accounting Guide for Banks and Savings Institutions and the Audit and Accounting Guide for Financial Companies. This statement is effective for the fiscal years beginning after December 2001. Management does not believe that adoption of this Statement will significantly impact the Corporation's business or financial results.

PARTNERSHIPS

     On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership ("Limited Partnership A") of which the Corporation is the General Partner. The purpose of this entity is to sell units in Limited Partnership A to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners are restricted to investors who qualify as "Accredited Investors," as defined in Regulation D, promulgated under the Securities Act of 1933. This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of stipulated income returns to the limited partners in connection with mortgage loans purchased by the Limited Partnership from the funds invested by the limited partners. As of June 5, 2002, the Corporation sold 98 units in the Partnership. A copy of the Offering Memorandum for the Partnership is available upon request.

     On June 26, 2001 the Corporation established a second private placement offering known as First Connecticut Capital Mortgage Fund B, Limited Partnership ("Limited Partnership Fund B") of which the Corporation is the General Partner. The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors." As of June 5, 2002 the Corporation sold 33 units in the Partnership. A copy of the Offering Memorandum for the Partnership is available upon request.

     The Corporation does not guarantee the principal or interest returns to the limited partners under these partnerships agreements. The Corporation holds one percent (1%) of the equity of these partnerships and accounts for its interest under the equity method of accounting.

ITEM 7. FINANCIAL STATEMENTS

     The Corporation's financial statements as of and for the years ended March 31, 2002 and 2001 are incorporated herein by reference and are attached hereto as Exhibit 13.

     Independent Auditors' Report - Page 1
     Balance Sheets, March 31, 2002 and 2001 - Page 2
     Statements of Income, years ended March 31, 2002 and 2001 - Page 3 Statements of Changes in Stockholders' Equity, years ended March 31, 2002 and 2001 - Page 4
     Statements of Cash Flows, years ended March 31, 2002 and 2001 - Page 5 Notes to Financial Statements - Pages 6 - 21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

     Jan E. Cohen, Director of the Corporation since 1998. CEO, President and Director of CF Industries, Inc.; CEO, LLC Manager and Director of Northeast Builders Supply and Home Centers, LLC; CEO and LLC Manager of The Brilco Business Center and a Member of the American Institute of Certified Public Accountants and the Connecticut Society of CPA's.

     Thomas D'Addario, Director of the Corporation since 1998. President of Mario D'Addario Buick, Inc., and President of Mario D'Addario Limousine Services.

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

                                                   SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION                              LONG TERM COMPENSATION
                      -----------------------------------------       -------------------------------------------
                                                                              AWARDS           PAYOUTS
                                                        Other         ----------------------   -------
                                                        Annual         Restricted                       All Other
     Name and                                           Compen-          Stock       Options/   LTIP     Compen-
     Principal          Year       Salary     Bonus     sation           Awards       SARs     Payouts   sation
     Position          Ended        ($)        ($)       ($)              ($)         (#)        ($)      ($)
-----------------     --------    ---------   -----    --------       -----------   --------   -------  ---------
David Engelson        03/31/02    $  12,000    0          0             None           0         None      0
Chairman of the       03/31/01    $  12,000    0          0             None           0         None      0
Board & Treasurer     03/31/00    $  11,000    0          0             None           0         None      0
                                                                        None       9,975         None      0
Lawrence R Yurdin     03/31/02    $ 109,000    0          0             None           0         None      0
President and CEO     03/31/01    $  88,000    0          0             None           0         None      0
                      03/31/00    $  83,000    0          0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Name and Address of                         Amount and Nature of
Beneficial Owner                              Beneficial Owner        Percent
-------------------                         --------------------      -------
Robert E. Humphreys                                114,900             9.792
64 Alcott Street
Acton, MA  01720

Carucci Family Partners                            121,300             10.34
C/O Carr Securities Corp
14 Vanderventer Avenue
Port Washington, NY 11050


SECURITY OWNERSHIP OF MANAGEMENT

BENEFICIAL              SHARES OF    PERCENTAGE OF    OPTIONS *  PERCENTAGE OF    TOTAL          PERCENTAGE OF
 OWNER                   COMMON       OUTSTANDING                 OUTSTANDING     SHARES          OUTSTANDING
                         STOCK          SHARES                      OPTIONS        AND          SHARES (ASSUMING
                                                                                 OPTIONS        EXERCISE OF ALL
                                                                                                  OUTSTANDING
                                                                                                   OPTIONS)

David Engelson           43,605          3.72%               0           0%         43,605           3.42%
Lawrence R. Yurdin       21,707          1.85           28,500        35.0          50,207           3.94
Jan E. Cohen              2,113           .18           16,000        19.6          18,113           1.42
Thomas D'Addario         15,700          1.34           16,000        19.6          31,700           2.48
Michael L. Goldman       16,921          1.44           16,000        19.6          32,921           2.58
Priscilla E. Ottowell     4,389           .37            5,000         6.2            9389            .73
 All directors
    and                 104,435          8.88%          81,500        81.5%        185,935          14.60%
 executive
officers as a
 group (six
  persons)

*All options set forth above are currently exercisable

     The above tables list the beneficial owners of more than five-percent of the Corporation's Common Stock and the shares beneficially owned by all Directors and executive officers of the Corporation as of March 31, 2002.

STOCK OPTIONS

     The Company has one stock option plan, adopted in 1999 (the "1999 Plan") which enables the granting of options to officers and directors to purchase shares of the Company's Common Stock at prices equal to fair market value at the date of the grant. Options issued pursuant to the 1999 Plan expire within 10 years of the grant and vest immediately. The Company previously had a stock option plan that was adopted in 1988. That plan and all options issued thereunder have expired.

     Options issued pursuant to the 1999 Plan: On May 3, 2001, 100,000 options were granted under the 1999 Plan at an exercise price of $.64 per share. The options expire ten years from grant date. As of March 31, 2002, 100,000 options were outstanding under the 1999 Plan. No options were exercised or canceled during the year ended March 31, 2002 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

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

     As of March 31, 2002, the Corporation is servicing two loans equal to $500,000 ($225,000 which has been retained by the Corporation) to Sonny Field, LLC. The President of Sonny Field, LLC is a Director of the Corporation. The loan is collateralized by a first mortgage on property owned by Sonny Field, LLC, and is personally guaranteed by the Director. The Loan Committee and the Board of Directors approved the loan, which was granted on terms equivalent to other arm's length transactions entered into by the Corporation. The loan is well secured and is current as of June 2002.

     As of March 31, 2001, the Corporation is servicing a $120,000 ($50,000 which has been retained by the Corporation) loan outstanding to CF Industries, Inc. The President of CF Industries, Inc. is a Director of the Corporation. The loan is collateralized by a first mortgage on property owned by CF Industries, Inc. and is personally guaranteed by the Director. The Loan Committee and the Board of Directors approved the loan which was granted at terms equivalent to other arm's length transactions entered into by the Corporation. The loan was paid off in full during 2002.

     The Corporation sub-leases office space to Larson Associates, LLC on a monthly basis. Amounts received from Larson Associates, LLC for the years ended March 31, 2002 and 2001 were $5,000.

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

     During 2002 and 2001 the Corporation has sold loans to certain members of management, board of directors, employees and their immediate families. In addition, the Corporation services all of these loans. As of March 31, 2002 and 2001 the Corporation is servicing $2,721,000 and $2,726,000 of loans to certain members of management, members of the board of directors, employees and their immediate families, respectively. The servicing fees earned by the Corporation were $41,000 and $33,000 for the years ended March 31, 2002 and 2001. Within the above loan amounts the Corporation is servicing $1,390,000 and $1,647,000 of loans, as of March 31, 2002 and 2001, respectively, which were sold to a board member, his limited liability company or trust. If for any reason the above loans were to go into default and become an asset acquired, upon liquidation, the board member or his limited liability company or trust is entitled to recovery of its investment and accrued interest before the Corporation can recover its investment in any of the above loans. The Corporation does not guarantee any investment or interest return in the above transactions. The Corporation grants a priority position on one or more loans with the board member, his limited liability company or trust, when the loan bears a higher nature of risk or has a higher loan to value ratio than loans sold to Limited Partnership A, Limited Partnership B or others. Loans are sold to the board member or his limited liability company or trust only if such loans cannot be sold to Limited Partnership A or B, assigned to Hudson United Bank or sold to a different person who does not require a loan priority. It is the opinion of management that the Corporation benefits by selling such loans under this arrangement to such board member, his limited liability company or his trust rather than declining to make the loans at all.

The following table summarizes the amount of the loans serviced and the fee income generated from loan sales to affiliates:


                                        2002                      2001
                                   -----------            ------------
     Loan sales:
        Management                 $   367,000            $    310,000
        Board of Directors           1,532,000               1,788,000
        Employees and families         822,000                 628,000
                                   -----------            ------------
     Totals                        $ 2,721,000            $  2,726,000
                                   ===========            ============
     Fee income:
        Management                 $     6,000           $       4,000
        Board of Directors              23,000                  22,000
        Employees and families          12,000                   7,000
                                   -----------            ------------

     Totals                        $    41,000            $     33,000
                                   ===========            ============


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

                                            THE FIRST CONNECTICUT CAPITAL
                                            CORPORATION

JANUARY 27, 2003                            By:
----------------                               --------------------------------
Date                                           Lawrence R. Yurdin
                                               President and CEO

JANUARY 27, 2003                            By:
----------------                               --------------------------------
Date                                           Priscilla E. Ottowell
                                               Secretary and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JANUARY 27, 2003
----------------                               --------------------------------
Date                                           David Engelson
                                               Chairman and Director

JANUARY 27, 2003
----------------                               --------------------------------
Date                                           Jan E. Cohen
                                               Director

JANUARY 27, 2003
----------------                               --------------------------------
Date                                           Thomas D'Addario
                                               Director

JANUARY 27, 2003
----------------                               --------------------------------
Date                                           Michael L. Goldman
                                               Assistant Secretary and Director

JANUARY 27, 2003
----------------                               --------------------------------
Date                                           Lawrence R. Yurdin
                                               President, CEO and Director

JANUARY 27, 2003
----------------                               --------------------------------
Date                                           Priscilla E. Ottowell
                                               Secretary and Controller

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE FIRST CONNECTICUT CAPITAL
                                           CORPORATION

Date:  January 27, 2003           By:  / S / LAWRENCE R. YURDIN
                                       ------------------------------
                                       Lawrence R. Yurdin
                                       President and Chief
                                       Executive Officer

Date:  January 27, 2003           By:  / S / PRISCILLA E. OTTOWELL
                                       ------------------------------
                                       Priscilla E. Ottowell
                                       Secretary and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 27, 2003                / S /  DAVID ENGELSON
                                       ------------------------------
                                       David Engelson
                                       Chairman of the Board

Date:  January 27, 2003                / S /  JAN E. COHEN
                                       ------------------------------
                                       Jan E. Cohen
                                       Director

Date:  January 27, 2003                / S /  THOMAS D'ADDARIO
                                       ------------------------------
                                       Thomas D'Addario
                                       Director

Date:  January 27, 2003                / S / MICHAEL L. GOLDMAN
                                       ------------------------------
                                       Michael L. Goldman
                                       Assistant Secretary and Director

Date:  January 27, 2003                / S / LAWRENCE R. YURDIN
                                       ------------------------------
                                       Lawrence R. Yurdin
                                       President and Director

Date:  January 27, 2003                / S / PRISCILLA E. OTTOWELL
                                       ------------------------------
                                       Priscilla E. Ottowell
                                       Secretary and Controller

Exhibit


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 (the "Report") by The First Connecticut Capital Corporation (the "Registrant"), each of the undersigned hereby certifies that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial conditions and results of operations of Registrant.


------------------------------            -------------------------------
Laurence R. Yurdin                        Priscilla E. Ottowell
President and Chief Executive Officer     Chief Financial Officer