Form 10QSB/A
period 2002-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2003-01-30
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB-A

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

         For the transition period from                 to
                                       ----------------   -------------------

                 Commission file number 811-0969

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
                    -----------------------------------------
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS)
                           (SPECIFIED IN ITS CHARTER)

                 CONNECTICUT                               06-0759497
        --------------------------------               -------------------
       (STATE OR OTHER JURISDICTION                      (IRS EMPLOYER
       OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

               1000 BRIDGEPORT AVENUE, SHELTON, CONNECTICUT 06484
               --------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (203) 944-5400
                           --------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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
Yes  X    No
   -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes      No
                                              ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   1,173,382
                                             ---------

Transitional Small Business Format:  Yes     No  X
                                        ----   ----

THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEETS, SEPTEMBER 30, 2002 and MARCH 31, 2002 (Dollars in thousands, except share data)

                                                                                            September 30,       March 31,
ASSETS                                                                                           2002             2002
                                                                                               UNAUDITED         AUDITED
                                                                                            -------------     --------------
Cash and cash equivalents                                                                   $         702     $          437
Loans - net of allowance for loan losses of
        $634 at September 30, 2002 and $594 at March 31, 2002                                      2,447              2,172
Loans due from related parties                                                                       225                225
Loans held for sale                                                                                1,185              1,355
Due from partnerships                                                                                 87                 92
Accrued interest receivable                                                                           63                 50
Servicing rights                                                                                      81                 69
Fixed assets                                                                                          15                 16
Deferred income taxes                                                                                130                250
Other assets                                                                                         107                 75
                                                                                            -------------     --------------

TOTAL ASSETS                                                                                $       5,042     $        4,741
                                                                                            =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                                              $      2,735      $       2,441
Accounts payable to related parties                                                                    -                203
Accounts payable and other accrued expenses                                                           83                 94
                                                                                            -------------     --------------

TOTAL LIABILITIES                                                                                  2,818              2,738
                                                                                            -------------     --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                                           587                587
Additional paid in capital                                                                         9,253              9,253
Accumulated deficit                                                                               (7,616)            (7,837)
                                                                                            -------------     --------------

TOTAL STOCKHOLDERS' EQUITY                                                                         2,224              2,003
                                                                                            -------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $       5,042     $        4,741
                                                                                            =============     ==============

See notes to financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except share data)
                                                                     Three Months   Six Months    Three Months      Six Months
                                                                         Ended         Ended          Ended            Ended
                                                                     Sep 30, 2002   Sep 30, 2002  Sep 30, 2001      Sep 30, 2001
                                                                       UNAUDITED      UNAUDITED      UNAUDITED        UNAUDITED
                                                                     -------------   -----------    -----------     ------------
INTEREST INCOME:
Interest and fees on loans                                           $         229    $      491     $      196      $       387

Interest expense on line of credit                                              36            78             62              123
Other interest expense                                                           1             9              4                7
                                                                     -------------   -----------    -----------     ------------

TOTAL INTEREST EXPENSE                                                          37            87              66             130
                                                                     -------------   -----------    -----------     ------------

NET INTEREST INCOME                                                            192           404            130              257

Reserve for loan losses                                                         84            80             13               12
                                                                     -------------   -----------    -----------     ------------

NET INTEREST INCOME AFTER  LOAN LOSSES AND
    REDUCTION OF ALLOWANCE FOR LOANS                                           108           324            117              245
                                                                     -------------   -----------    -----------     ------------


OTHER OPERATING INCOME:
Servicing fees                                                                  41            64             32               45
Net gains on sales of loans held for sale                                      175           305             85              170
Other fees                                                                       4            21              9               17
                                                                     -------------   -----------    -----------     ------------
    TOTAL OTHER OPERATING INCOME                                               220           390            126              232
                                                                     -------------   -----------    -----------     ------------

TOTAL INCOME                                                                   328           714            243              477
                                                                     -------------   -----------    -----------     ------------

OTHER OPERATING EXPENSES:

Officers' salaries                                                              46            95             35               87
Other salaries                                                                  13            29             12               25
Directors' fees                                                                  -             -              -                1
Professional services                                                           51            60              5               10
Miscellaneous taxes                                                              4            10              5               10
Employee and general insurance                                                  13            25             10               21
Rent                                                                             8            16              8               16
Amortization of servicing rights                                                17            34             18               36
Corporate insurance expenses                                                     7            14              5               10
Licenses, dues and subscriptions expenses                                        6             7              2                3
Communications                                                                   1             4              1                5
Advertising and promotions                                                       2             4              1                2
Stock record and other financial expenses                                        3             7              2                6
Depreciation                                                                     1             2              1                2
Equipment and auto rental                                                        3            10              3                7
Postage, office and other expenses                                               9            18              7               24
                                                                     -------------   -----------    -----------     ------------
    TOTAL OTHER OPERATING EXPENSES                                             184           335            115              265
                                                                     -------------   -----------    -----------     ------------

INCOME BEFORE INCOME TAXES                                                     144           379            128              212
INCOME TAX PROVISION                                                            57           158              5               10
                                                                     -------------   -----------    -----------     ------------

NET INCOME                                                           $          87   $       221    $       123     $        202
                                                                     =============   ===========    ===========     ============

INCOME PER COMMON SHARE (BASIC AND DILUTED)                          $        0.07   $      0.19    $      0.10     $       0.17
                                                                     =============   ===========    ===========     ============

Weighted average number of
  Common shares outstanding: (basic)                                     1,173,382     1,173,382      1,173,382        1,173,382
                                                                     =============   ===========    ===========     ============

  Common shares outstanding: (diluted)                                   1,183,241     1,177,860      1,185,711        1,178,857
                                                                     =============   ===========    ===========     ============

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands, except share data)

                                                 Common Stock
                                        ----------------------------     Additional
                                          Number Of                       Paid-In           Accumulated     Stockholders'
                                            Shares         Amount         Capital           Deficit              Equity
                                        --------------    ----------    ------------    ----------------    ---------------
BALANCE, April 1, 2002                       1,173,382    $      587    $      9,253             ($7,837)   $         2,003


Net Income                                           -             -               -                 221                221
                                        --------------    ----------    ------------    ----------------    ---------------

BALANCE, September 30, 2002                  1,173,382    $      587    $      9,253             ($7,616)            $2,224
                                        ==============    ==========    ============    ================    ===============


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)
                                                                               September 2002            September 2001
                                                                                  UNAUDITED                 UNAUDITED
                                                                             -----------------          -----------------
OPERATING ACTIVITIES
   Net income                                                                $             221          $             202
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                          2                          2
       Provision of allowance for loan losses                                               80                         12
       Amortization of servicing rights                                                     34                         36
       Decrease in deferred tax asset                                                      120                          -
       Origination of loans held for sale                                               (8,414)                    (6,462)
       Proceeds from sales of loans held for sale                                        8,584                      6,447
       Changes in asset and liabilities:
          Increase in accrued interest receivable                                          (13)                        (2)
          Increase in servicing rights                                                     (46)                       (36)
          Increase in other assets                                                         (32)                        (4)
          Decrease in accounts payable to related parties                                 (203)                         -
          Decrease in accounts payable and other accrued expenses                          (11)                        (9)
                                                                             -----------------          -----------------
            Net cash provided by operating activities                                      322                        186
                                                                             -----------------          -----------------

INVESTING ACTIVITIES
      Originations of loans                                                             (2,006)                    (1,658)
      Principal collected on loans                                                       1,651                      1,734
      Purchase of fixed assets                                                              (1)                         -
                                                                             -----------------          -----------------

            Net cash (used in) provided by investing activities                           (356)                        76

FINANCING ACTIVITIES
      Increase (decrease)  in line of credit borrowings                                    294                        (74)
     Amounts due from Partnership loans                                                      5                          -
                                                                             -----------------          -----------------

            Net cash provided by (used in) financing activities                            299                        (74)
                                                                             -----------------          -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      265                        188

CASH AND CASH EQUIVALENTS, BEGINNING                                                       437                        232
                                                                             -----------------          -----------------

CASH AND CASH EQUIVALENTS, ENDING                                            $             702          $             420
                                                                             =================          =================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                    $              80          $             130
   Cash paid for taxes                                                       $              17          $               3

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

EXPLANATORY STATEMENT

     The Corporation has amended the 10-QSB filing as a result of a review performed by the SEC in connection with the Corporation's proposed proxy filing. The amended 10-QSB includes additional disclosures in connection with the Corporation's loan portfolio and lending activities.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed financial statements of The First Connecticut Capital Corporation (the "Corporation or Company"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSB/A for the year ended March 31, 2002.

FORWARD-LOOKING INFORMATION

     This quarterly report and other reports issued by The First Connecticut Capital Corporation ("FCCC" or the "Corporation"), including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, plans or performances. In addition, FCCC's management may make such statements orally, to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. FCCC's future results may differ materially from historical performance and forward-looking statements about FCCC's expected financial results or other plans are subject to a number of risk and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, investment outflows, reduced demand for loans, changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government, changes in credit and other risks posed by FCCC loans and investment portfolios, technological, computer-related or operational difficulties, adverse changes in security markets, results of litigation or other significant uncertainties.

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

     As of September 30, 2002, the Corporation serviced a total portfolio of approximately $16,990,000, as listed below:

       Portfolio Loan Program                      $  10,559,000
       First Connecticut Capital Mortgage Fund "A"     4,778,000
       First Connecticut Capital Mortgage Fund "B"     1,653,000
                                                   -------------
                                                     $16,990,000


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


PERSONNEL

     As of September 30 2002, the Corporation had 5 employees (including Lawrence R. Yurdin its President), all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. Management of the Corporation believes that its relations with its employees are good.


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


NOTE B - PROPOSED SALE OF CORPORATION'S BUSINESS AND ASSETS

The Corporation has entered into a definitive agreement with respect to the sale by the Corporation of all or substantially all of its assets to, and the assumption of all of the Corporation's liabilities by, members of management and the Board of Directors. The purchaser, which is an entity formed by the Corporation's current President and Board of Directors, will submit the proposed transaction to the stockholders for their consideration and approval. This sale, if approved by the stockholders, may impair the deferred income tax asset recorded on the Corporation's balance sheet. For further details see "Subsequent Events; Recent Developments" within Item 2.


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

     To conform to the presentation for the six months ended September 30, 2002, the Corporation has presented the $36,000 gross amortization of its servicing rights asset within the statement of operations for the six months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

     This financial review presents management's discussion and analysis of the financial condition and results of operations of the Corporation and should be read in conjunction with the financial statements and other financial data. In connection with the following discussion, see "Forward-Looking Information" within this document regarding forward-looking statements and factors that could impact the business financial prospects of the Corporation.


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

     o Another valuation that requires management judgment relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on mortgage loans that we originate and sell. We allocate a portion of a loan's book basis to mortgage servicing rights when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from servicing relationships using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenue are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenue may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings.


ANALYSIS OF FINANCIAL CONDITION:

     CASH AND CASH EQUIVALENTS- Cash and cash equivalents amounted to $702,000 as of September 30, 2002 as compared to $437,000 as of the year ended March 31, 2002. The increase of $265,000 was as a result of maturing loans and loans not yet originated.

     LOANS - Loans amounted to $2,470,000 as of September 30, 2002, as compared to $2,163,000, as of the year ended March 31, 2002. The increase of $275,000 is due to the increase in loan originations and other funding opportunities.

     LOANS DUE FROM RELATED PARTIES - Loans due from related parties at September 30, 2002 and year ended March 31, 2002 is due to a loan origination made to a Director of the Corporation during the year ended March 31, 2002.

     LOANS HELD FOR SALE - Loans held for sale amounted to $1,185,000 as of September 30, 2002 as compared to $1,355,000 as of the year ended March 31, 2002. The decrease of $170,000 was due to an increase in new monies invested on the part of our current investors and new sources.

     DUE FROM PARTNERSHIPS - The decrease of $5,000 in due from partnerships is due to the reduction of an accrual at quarter ended September 30, 2002 which represents the servicing fees owed from Partnership A.

     DEFERRED TAX ASSET - The deferred tax asset results from net operating loss carryforwards (NOLS). Management has evaluated the available information about future taxable income. The valuation allowance reduces the deferred tax asset management's best estimate of the amount of such deferred tax asset that more likely than not will be realized. It is management's estimation that the Corporation will have sufficient income (approximately $433,000 subsequent to September 30, 2002) to utilize the net deferred tax asset. The $120,000 decrease in the deferred tax asset from March 31, 2002 relates to the utilization of NOLs against the current year's earnings. This asset could be impaired if the Corporation were to change ownership or if management were to purchase the assets and liabilities of the Corporation (see Plan of Operation).

     The components of the net deferred tax asset at September 30 are as follows:

                                                              2002
         Deferred tax asset:
          Net operating loss carryforwards                 $2,179,000
          Loan loss reserves                                  190,000
          Valuation allowance                              (2,239,000)
                                                          -----------
              Net deferred tax asset                      $   130,000
                                                          ===========

     It is management's belief that the Corporation has conservatively estimated its deferred tax asset based upon the prior years earnings of the Corporation.

     LINE OF CREDIT - As of September 30, 2002 the balance on the Corporation's line of credit was $2,735,000 as compared to $2,441,000 as of March 31, 2002. The increase of $294,000 is due to the steady increase in number and dollar amounts of loans originated.

     ACCOUNTS PAYABLE TO RELATED PARTIES - The decrease of $203,000 in accounts payable to related parties is due to a wire transfer of funds clearing on April 3, 2002 for a loan that closed on March 25, 2002. The funds were due to the attorney who closed the loan. The attorney is also a board member.

     ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES - As of September 30, 2002 the Corporation has accounts payable and other accrued expenses of $83,000 as compared to $94,000 as of March 31, 2002. The decrease of $11,000 is primarily due to payment of professionals fees, which includes legal, accounting and auditing fees.

ANALYSIS OF LENDING ACTIVITIES:

     AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS - The following tables presents the Corporation's financial information regarding its financial condition and net interest income for the six months ended September 30, 2002 and 2001. The table presents the average yield on interest-earning assets and the average costs of interest bearing liabilities for the period indicated. The yields and costs are derived by dividing income or expenses by the average of interest-earning assets or interest-bearing liabilities respectively, for the periods indicated. The average balances are derived from quarterly balances over the period indicated. Interest income includes fees, which we considered adjustments to yield. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as the Corporation has no investments that are tax exempt.


AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR THE SIX MONTHS ENDED

                                                                        September 30, 2002
                                                              -----------------------------------
                                                                            Interest     Average
                                                                Average      Earned     Yield (4)
                                                              ----------- ----------- -----------

INTEREST-EARNING ASSETS (1):
Cash and cash equivalents                                     $   687,000 $     1,000        0.29%
Loans, net                                                      2,091,000     283,000       27.07%
Loans due from related parties                                    225,000      30,000       26.67%
Loans held for sale                                             1,229,000     167,000       27.18%
Due from partnerships                                              78,000      11,000       28.21%
                                                              ----------- -----------

     Total average interest-earning assets                      4,310,000     492,000       22.83%
                                                              ----------- -----------

Non-interest earning assets                                       424,000
                                                              -----------
     Total average assets                                     $ 4,734,000
                                                              ===========
INTEREST-BEARING LIABILITIES:

Line of credit                                                $ 2,359,000 $    87,000        7.38%
                                                              ----------- -----------

NON INTEREST-BEARING LIABILITIES:

Accounts payable to related parties                                68,000
Accounts payable & other accrued expenses                         186,000
                                                              -----------
     Total non interest bearing liabilities                       254,000

     Total average liabilities                                  2,613,000
                                                              -----------
     Total average stockholders
      equity                                                    2,121,000
                                                              -----------
     Total average liabilities and
      stockholders equity                                     $ 4,734,000
                                                              ===========

Net interest income and net interest rate spread (2)                      $   405,000       15.45%
                                                                          ===========  ==========
Net interest-earning assets
  and net interest margin (3)                                               1,951,000       18.79%
                                                                          -----------  ----------
Average interest-earning assets to
   average interest-bearing liabilities                                                      1.83
                                                                                       ==========

(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Included in net interest income is $1,000 of interest earned on a money market account that has been included within other fees in the statement of income. In addition, included in net interest income are loan fees of $188,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets.
(4)      Annualized.


              AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR SIX MONTHS ENDED SEPTEMBER 30, 2001
              ----------------------------------------------------------------------------------------------
                                                                                 Interest         Average
                                                                Average           Earned          Yield(4)
INTEREST-EARNING ASSETS (1):                                 -------------    -------------    -------------
---------------------------

Cash and cash equivalents                                    $    341,000     $       4,000             2.35%
Loans, net                                                      2,626,000           278,000            21.17%
Loans held for sale                                             1,029,000           109,000            21.19%
                                                             -------------    -------------

     Total average interest-earning assets                       3,996,000          391,000            19.57%
                                                             -------------    -------------

Non-interest earning assets                                        694,000
                                                             -------------
     Total average assets                                    $   4,690,000
                                                             =============
INTEREST-BEARING LIABILITIES:

Line of credit                                               $   2,413,000    $     130,000            10.77%
                                                             -------------    -------------    -------------

NON INTEREST-BEARING LIABILITIES:

Accounts payable & other accrued expenses                           52,000
                                                             -------------

     Total average liabilities                                   2,465,000
                                                             -------------

     Total average stockholders
      equity                                                     2,225,000
                                                             -------------
     Total average liabilities and
      stockholders equity                                    $   4,690,000
                                                             =============
Net interest income and net interest rate spread (2)                          $     261,000             8.79%
                                                                              =============    =============

Net interest-earning assets
  and net interest margin (3)                                                 $   1,583,000            13.06%
                                                                              -------------    -------------
Average interest-earning assets to
   average interest-bearing liabilities                                                                 1.66
                                                                                               =============

(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Included in net interest income is $4,000 of interest earned on a money market account that has been included within other fees in the statement of income. In addition, included in net interest income are loan fees of $142,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets.
(4)  Annualized.

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

                                  Three Months Ended                             Six Months Ended
                                   September 30, 2002                            September 30, 2002
                                Versus Three Months Ended                      Versus September 30, 2001
                                   September 30, 2001:                        Increase (Decrease) Due To:
                           -------------------------------------          -------------------------------------
                            VOLUME         RATE          TOTAL             VOLUME         RATE          TOTAL
                           ---------     ---------     ---------          ---------     ---------     ---------
Cash and cash
  Equivalents              $   5,000     $  (6,000)    $  (1,000)         $   4,000     $  (7,000)    $  (3,000)
Loans, net                   (96,000)       99,000         3,000           (150,000)      155,000         5,000
Loans due from
  related parties              7,000            -0-        7,000             30,000            -0-       30,000
Loans held for
  sale                       (26,000)       44,000        18,000             (4,000)       62,000        58,000
Due from
  partnerships                 5,000            -0-        5,000             10,000            -0-       11,000
                           ---------     ---------     ---------          ---------     ---------     ---------
Total interest
   Income                   (105,000)      137,000        32,000           (109,000)      210,000       101,000
                           ---------     ---------     ---------          ---------     ---------     ---------
Borrowings:
  Line of credit              78,000      (107,000)     (29,000)             39,000       (82,000)      (43,000)
                           ---------     ---------     ---------          ---------     ---------     ---------

Net interest income        $(183,000)    $ 244,000     $  61,000          $ 148,000)    $ 292,000     $ 144,000
                           =========     =========     =========          =========     =========     =========

LOAN PORTFOLIO COMPOSITION: The Corporation's loan portfolio primarily consists of construction and remodeling mortgage loans that are secured by residential or commercial real estate and three SBIC loans that were originated in the early 1980's. The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

                                    September      Percent                     Percent
                                    30, 2002      Of Total   March 30, 2002   of Total
                                 --------------   --------   --------------   --------
Mortgage loans:
   Loans                         $    2,470,000      55.00%  $    2,163,000      49.77%
   Loans held for sale                1,185,000      26.39%       1,355,000      31.18%
   Loans due from related parties       225,000       5.00%         225,000       5.18%
   Foreclosed loans (SBIC)              611,000      13.61%         603,000      13.87%
                                 --------------   --------   --------------   --------
     Total mortgage loans        $    4,491,000     100.00%  $    4,346,000     100.00%

Less:
   Allowance for loan losses            634,000                     594,000
                                 --------------              --------------
     Total mortgage loans, net   $    3,857,000              $    3,752,000
                                 ==============              ==============

LOAN MATURITY: The following table presents the contractual maturity of our loans at September 30, 2002. The table does not include the effects of prepayments or scheduled principal amortization.

                                                    Loans held        Loans due       Other loans
                                     Loans           for sale      related parties       SBIC
                                 ---------------  ---------------  ---------------  ---------------
Amounts Due:
 Within one year                 $     2,031,000  $       965,000  $       225,000  $       123,000
 After one year
   One to Two                            439,000          220,000               -0-              -0-
   Five to Ten                                -0-              -0-              -0-         488,000
                                 ---------------  ---------------  ---------------  ---------------
Total loans                      $     2,470,000  $     1,185,000  $       225,000  $       611,000
                                 ===============  ===============  ===============  ===============
Amounts due after one year
 and on:
  Fixed rate loans               $       439,000  $       220,000  $            -0- $       488,000
  Variable rate loans                         -0-              -0-              -0-              -0-
                                 ---------------  ---------------  ---------------  ---------------
Total loans                      $       439,000  $       220,000  $            -0- $       488,000
                                 ===============  ===============  ===============  ===============

LOAN ORIGINATIONS - The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.


                                          September 30,          September 30,
                                              2002                    2001
                                          -------------          -------------
Balance at beginning of period            $   3,752,000             $3,339,000
Originations:
Loans                                         2,006,000              1,658,000
Loans held for sale                           8,414,000              6,462,000
                                          -------------          -------------
     Total Originations                   $  10,420,000              8,120,000

Less:
  Principal payments and
     Repayments
     Loans                                      417,000                621,000
     Loans held for sale                      1,234,000              1,113,000
                                          -------------          -------------

      Total principal payments                1,651,000              1,734,000

Loans sold:
     Loans held for sale                      8,584,000              6,446,000
                                          -------------          -------------

Increase of provision
 for loans losses                                80,000                 12,000
                                          -------------          -------------

     Total at end of period               $   3,857,000          $   3,267,000
                                          =============          =============

     As of the quarters ended September 30, 2002 and 2001 the Corporation was servicing loans totaling $17,072,000 and $13,863,000, respectively.


ASSET QUALITY - The Corporation's loan portfolio primarily consists of construction mortgage loans and three SBIC loans that were originated in the early 1980. The accrual of interest income is generally discontinued when loans become 90 days or more past due with respect to interest. The Corporation had a balance of impaired and non-accrued loans of $611,000 at September 30, 2002 and $628,000 at March 31, 2002.

The following table summarizes non-performing loans and assets:

                                                    SEPT. 30, 2002            MARCH 31, 2002
                                                    --------------            --------------
Impaired and non-accruing mortgage loans            $      611,000            $      628,000
Accruing loans delinquent 90 days or more                  290,000                   250,000
                                                    --------------            --------------

     Total non-performing loans                     $      901,000            $      878,000
                                                    ==============            ==============
Non-performing loans to total loans                          20.06%                    20.20%

Non-performing loans to total assets                         17.87%                    18.52%
                                                    ==============            ==============

Additional interest income that would have been
     recognized if non-accrual loans
     had been current                               $        2,000            $        2,000

Allowance for loan losses as a percent of
     non-performing loans                                    70.37%                    67.65%
                                                    ==============            ==============


A summary of the allowance for loan losses is shown below:

                                              Three Months Ended                  Three Months Ended
                                               September 30, 2002                 September 30, 2001
                                              -------------------                 -------------------
Balance at beginning of period                $           590,000                 $           599,000
   Provision for the period                                90,000                              13,000
   Charge-offs:
     Accrued loans delinquent more
       than 90 days                                       (40,000)                                 -0-
Recoveries:
     Impaired mortgage loans                               (6,000)                                 -0-
                                              -------------------                 -------------------
Balance at end of period                      $           634,000                 $           612,000

                                              ===================                 ===================

Allowance as a percent of total loans                       16.08%                              18.73%
                                              ===================                 ===================


                                               Six Months Ended                     Six Months Ended
                                               September 30, 2002                 September 30, 2001
                                              -------------------                 -------------------
Balance at beginning of period                $           594,000                 $           600,000
   Provision for the period                                90,000                              12,000
   Charge-offs:
     Accrued loans delinquent more
       than 90 days                                        40,000                                  -0-
Recoveries:
     Impaired mortgage loans                              (10,000)                                 -0-
                                              -------------------                 -------------------
Balance at end of period                      $           634,000                 $           612,000
                                              ===================                 ===================

Allowance as a percent of total loans                       16.08%                              18.73%
                                              ===================                 ===================

     The allocation of the Corporation's provision for loan losses and the allocation as percent of total loans as of September 30, 2002 and year ended March 31, 2002 are as follows:

                          Sep 30, 2002      %      March 31, 2002        %
                          ------------    -----    --------------     -----
Loans, net                $     75,000     1.93%   $       25,000       .67%
Foreclosed loans (SBIC)        559,000    91.49%          569,000     94.36%
                          ------------             --------------
     Total                $    634,000    93.42%   $      594,000     95.03%
                          ============             ==============

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

     The following table sets forth information regarding the Corporations delinquent loan portfolio and the percent of the total loan portfolio, excluding impaired and non-accruing loans:

                          Sep 30, 2002      %      March 31, 2002        %
                          ------------    -----    --------------     -----
Loans delinquent
   For:
30 - 59 days              $    175,000     4.51%   $      741,000     19.93%
60 - 89 days                   860,000    22.16%               -0-      -0-%
90 days or more                290,000     7.48%          250,000      6.72%
                          ------------             --------------
         Total            $  1,325,000    34.15%   $      991,000     26.65%
                          ============             ==============

RESULTS OF OPERATIONS

     GENERAL - The Corporation had net income of $221,000 for the six months ended September 30, 2002 as compared to a net income of $202,000 for the six months ended September 30, 2001. This increase of $19,000 is due primarily to an increase of $104,000 in interest and fees and an increase of $135,000 in net gains on sales of loans.

     This increase of $239,000 is offset by an increase in the income tax provision of $148,000, an increase of $68,000 in the reserve for loan losses and an increase of $50,000 in professional fees.

     INTEREST AND FEE INCOME - Total interest and fee income for the six months ended September 30, 2002, was $491,000 as compared to $387,000 for the six months ended September 30, 2001, an increase of $104,000 or 27%. Total interest and fee income for the three months ended September 30, 2002 is up over prior years quarter ended September 30, 2001 by $33,000. These increases were primarily due to an increase in the number of mortgage loans originated and funded and the increase of originations fees collected by the Corporation.

     Management attributes the increase in its net interest income and other operating income to an increase of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industries. The Corporation continued to provide construction financing to a segment of the market whose price range is believed to be less affected by negative economic conditions.


     NET GAIN ON SALES OF LOANS HELD FOR SALE - For the six months ended September 30, 2002, the Corporation recognized $305,000 in net gains on loans held for sale compared to $170,000 for the six months ended September 30, 2001. This $135,000 increase and the increase in the current quarter ended September 30, 2002 over prior years quarter of $90,000 is due to the increase in the number and dollar amounts of mortgage loans originated and sold by the Corporation.

     SERVICING FEES - Servicing fees increased by $19,000 and $9,000 for the six months ended and three months ended September 30, 2002, as compared to the same periods in the prior year. These increases are due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans and fees earned based upon an increase in the Limited Partnership portfolios.

     PROVISION FOR LOAN LOSSES - The Corporation for the six months ended September 30, 2002 recorded a provision of $80,000, net of recoveries, for the allowance for potential loan losses and has written off a $40,000 loan which was previously reserved at March 31, 2002. The Corporation for the six months ended September 30, 2001 had recorded a provision of $12,000 for the allowance for loan losses. The provision within the quarter ended September 30, 2002 has been increased $84,000, net of recoveries, as compared to the prior year's quarter ended September 30, 2001 $13,000. This increase was attributable to the uncertainty of collection on certain loans.

     TOTAL OPERATING EXPENSE - Total operating expenses for the six months ended September 30, 2002 was $335,000, as compared to $265,000 for the six months ended September 30, 2001, an increase of $70,000 or 26%. The Corporation's professional services expense has increased by $50,000 as a result of increased legal and accounting and other fees related to the proposed sale of the Corporation's operating assets, liabilities and business. Officer and other salaries have also increased by $12,000. Total operating expenses for the three months ended September 30, 2002 as compared to the prior year quarter increased $69,000 as a result of the increase in professional services provided to the Corporation and other increases in expenses.

     INCOME TAX PROVISION - An income tax provision of $158,000 was recorded for the six months ended September 30, 2002, as compared to a $10,000 tax provision for the six months ended September 30, 2001. The increase of $148,000 is primarily due to a.) a reduction of the federal deferred tax asset of approximately $120,000 for the six months ended September 30, 2002 and b.) an increase in state income taxes of approximately $28,000 for the six months ended September 30, 2002. All state net operating losses expired as of March 31, 2002.

PLAN OF OPERATION

     The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans collateralized by residential properties and commercial real estate.

     The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, the Corporation has entered into definitive negotiations with respect to the sale of all or substantially all the Corporation's assets to, and the assumption of all the Corporation's liabilities by, members of management and the board of directors. Management (which is included in the group that comprises the prospective purchaser, of which Lawrence Yurdin, the Corporation's President is a Member and Manager) believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for the transaction, after which the Corporation will submit the proposed transaction to the stockholders for their consideration.

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

SUBSEQUENT EVENTS; RECENT DEVELOPMENTS

     In June 2002, the Corporation announced the execution of definitive agreements for the sale of its mortgage business (the "Asset Sale") to a company to be organized by members of the Board of Directors, including Lawrence Yurdin (the current President of the Corporation). The Asset Sale would include all of the assets (excluding cash and deferred income taxes) of the Corporation's mortgage business, subject to the assumption of all liabilities and other obligations, including contingent liabilities.

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

     Simultaneously with the proposed Asset Sale, the Company will issue and sell to Bernard Zimmerman, of Weston, Connecticut, and Martin Cohen, of New York City, New York or their affiliates, for a purchase price of $252,000 in cash, a total of 250,000 Common shares of the Company, together with Five Year Warrants to purchase an additional 200,000 Common shares, exercisable at a price of $1.00 per share (collectively, the "Securities Sale"). Messrs. Zimmerman and Cohen also intend to purchase additional Common shares from other sources at the same price. Upon completion of the Securities Sale, Messrs. Zimmerman and Cohen will each own approximately 188,300 shares.

     Assuming consummation of the Asset Sale and the Securities Sale, the Company would have 1,423,382 shares outstanding, excluding shares reserved for outstanding options and warrants. Pursuant to the terms of the proposed transactions, the Company will declare a dividend to stockholders, pro rata of all cash on hand after the closing of the Asset Sale and the Securities Sale in excess of $1,500,000, after payment and accruals of all liabilities, fees and expenses provided such dividend equals or exceeds $.15 per share.

     Pursuant to the terms of the Asset Sale and Security Sale agreements, Messrs. Zimmerman and Cohen will designate three of the five seats on the Company's board of directors. Mr. Zimmerman and Mr. Cohen will supervise the day-to-day operations of the Company subsequent to the closing.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Corporation had cash and cash equivalents of $702,000 as compared to $437,000 as of March 31, 2002.

     The Corporation has a Commercial Line of Credit with the Hudson United Bank. This $3,500,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate and will expire on June 30, 2003. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At September 30, 2002, advances on this line of credit amounted to $2,735,000 as compared to $2,441,000 as of March 31, 2002.

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

     As of September 30, 2002, the Corporation had outstanding loan commitments of $4,361,000 as compared to $3,068,000, as of March 31, 2002.


LETTERS OF CREDIT

     As of September 30, 2002 the Corporation has a $75,000 letter of credit outstanding issued to the Town of Glastonbury, Connecticut for soil and erosion compliance on one of the construction projects over which the Corporation has a mortgage. No amounts have been drawn or are expected to be drawn on this letter of credit.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard Boards ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective January 1, 2002, with early adoption permitted. The Corporation does not expect the adoption of the statement to have a material effect on the financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS No. 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Corporation does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment for FASB Statements No. 72 and 144 and FASB Interpretation No.9," which addresses accounting for purchases of certain financial institutions. SFAS No. 147 is effective October 1, 2002, with early application permitted. The Corporation does not expect the adoption of SFAS No. 147 to have a material effect on its financial statements.

PARTNERSHIPS

     On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership ("Limited Partnership A") of which the Corporation is the General Partner. The purpose of this entity is to sell units in Limited Partnership A to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners are restricted to investors who qualify as "Accredited Investors", as defined in Regulation D, promulgated under the Securities Act of 1933.This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of stipulated income returns to the limited partners in connection with mortgage loans purchased by the Limited Partnership from the funds invested by the limited partners. A copy of the Offering Memorandum for the Partnership is available upon request.

     On June 26, 2001 the Corporation established a second private placement offering known as First Connecticut Capital Mortgage Fund "B", Limited Partnership ("Limited Partnership Fund B") of which the Corporation is the General Partner. The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors." As of September 30 2002 the Corporation sold 41 units in the Partnership. A copy of the Offering Memorandum for the Partnership is available upon request.

     The Corporation does not guarantee the principal or interest returns to the limited partners under these partnerships agreements. The Corporation holds one percent (1%) of the equity of these partnerships and accounts for its interest under the equity method of accounting.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     Form 8-K filed on July 17, 2002

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


                                        THE FIRST CONNECTICUT CAPITAL
                                        CORPORATION
                                        (Registrant)


Date:   January 27, 2003            By:
                                       -------------------------------
                                              Lawrence R. Yurdin
                                                   President