Form 10QSB
period 2002-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2003-02-14
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended DECEMBER 31, 2002

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

               1000 BRIDGEPORT AVENUE, SHELTON, CONNECTICUT 06484
      ---------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (203) 944-5400
                           (ISSUER'S TELEPHONE NUMBER)


       ------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable DATE: 1,173,382
                                                     ---------

Transitional Small Business Format:  Yes           No  X
                                         -----       -----



THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEETS, DECEMBER 31, 2002 and MARCH 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         DECEMBER 31,     MARCH 31,
ASSETS                                                                      2002           2002
------                                                                      ----           ----
                                                                          UNAUDITED        AUDITED
                                                                          ---------        -------

Cash and cash equivalents                                               $      254       $    437
Loans - net of allowance for loan losses of
            $634 at September 30, 2002 and $594 at March 31, 2002            2,280           2,172
Loans due from related parties                                                   -             225
Loans held for sale                                                          1,293           1,355
Due from partnerships                                                           93              92
Accrued interest receivable                                                     49              50
Servicing rights                                                                66              69
Fixed assets                                                                    14              16
Deferred income taxes                                                          117             250
Other assets                                                                   132              75
                                                                        -----------    ------------

TOTAL ASSETS                                                               $ 4,298         $ 4,741
                                                                        ===========    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                             $ 1,797         $ 2,441
Accounts payable to related parties                                              -             203
Accounts payable and other accrued expenses                                    288              94
                                                                        -----------    ------------

TOTAL LIABILITIES                                                            2,085           2,738
                                                                        -----------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                     587             587
Additional paid in capital                                                   9,253           9,253
Accumulated deficit                                                         (7,627)         (7,837)
                                                                        -----------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                   2,213           2,003
                                                                        -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   4,298          $4,741
                                                                        ===========    ============




See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION


STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                        THREE MONTHS   NINE MONTHS  THREE MONTHS    NINE MONTHS
                                                                           ENDED         ENDED         ENDED          ENDED
                                                                        DEC 31, 2002   DEC 31, 2002  DEC 31, 2001  DEC 31, 2001
                                                                        ------------   ------------  ------------  ------------
                                                                         UNAUDITED     UNAUDITED     UNAUDITED      UNAUDITED
INTEREST INCOME:
Interest and fees on loans                                              $       137     $     628     $    172      $      559

Interest expense on line of credit                                               34           112           57             180
Other interest expense                                                            0             9            4              11
                                                                        ------------   -----------   ----------    ------------

TOTAL INTEREST EXPENSE                                                           34           121           61             191
                                                                        ------------   -----------   ----------    ------------

NET INTEREST INCOME                                                             103           507          111             368

Reserve (recovery)for loan losses                                                 0            80          (28)            (16)
                                                                        ------------   -----------   ----------    ------------

NET INTEREST INCOME AFTER  LOAN LOSSES AND
    REDUCTION OF ALLOWANCE FOR LOANS                                            103           427          139             384
                                                                        ------------   -----------   ----------    ------------


OTHER OPERATING INCOME:
Servicing fees                                                                   21            85           20              65
Net gains on sales of loans held for sale                                        76           381           84             254
Other fees                                                                       21            42            6              23
                                                                        ------------   -----------   ----------    ------------
    TOTAL OTHER OPERATING INCOME                                                118           508          110             342
                                                                        ------------   -----------   ----------    ------------

TOTAL INCOME                                                                    221           935          249             726
                                                                        ------------   -----------   ----------    ------------

OTHER OPERATING EXPENSES:

Officers' salaries                                                               64           159           46             133
Other salaries                                                                   21            50           16              41
Directors' fees                                                                       -           -              -           1
Professional services                                                            50           110           89              99
Miscellaneous taxes                                                               5            15            3              13
Employee and general insurance                                                   12            37           11              32
Rent                                                                              8            24            7              23
Amortization of servicing rights                                                 17            51           18              54
Corporate insurance expenses                                                     19            33            5              15
Licenses, dues and subscriptions expenses                                         3            10            2               5
Communications                                                                    2             6            2               7
Advertising and promotions                                                        2             6            2               4
Stock record and other financial expenses                                         3            10            3               9
Depreciation                                                                      2             4            1               3
Equipment and auto rental                                                         4            14            4              11
Postage, office and other expenses                                                7            25           (2)             22
                                                                        ------------   -----------   ----------    ------------
    TOTAL OTHER OPERATING EXPENSES                                              219           554          207             472
                                                                        ------------   -----------   ----------    ------------

INCOME BEFORE INCOME TAXES                                                        2           381           42             254
INCOME TAX PROVISION                                                             13           171            0              10
                                                                        ------------   -----------   ----------    ------------

NET INCOME (LOSS)                                                               (11)         $210          $42            $244
                                                                        ============   ===========   ==========    ============

INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                           ($0.01)        $0.18        $0.04           $0.21
                                                                        ============   ===========   ==========    ============

Weighted average number of
  Common shares outstanding: (basic)                                      1,173,382     1,173,382    1,173,382       1,173,382
                                                                        ============   ===========   ==========    ============

  Common shares outstanding: (diluted)                                    1,190,265     1,181,953    1,173,382       1,173,382
                                                                        ============   ===========   ==========    ============



See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION
-----------------------------------------


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
(Dollars in thousands, except share data)
-----------------------------------------

                                     COMMON STOCK
                                     ------------
                                                         ADDITIONAL
                               NUMBER OF                  PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                SHARES        AMOUNT      CAPITAL       DEFICIT          EQUITY
                                ------        ------      -------       -------          ------

BALANCE, April 1, 2002         1,173,382        $587       $9,253        ($7,837)         $2,003


Net Income                            -           -            -             210             210
                              -----------   ---------    ----------  -------------   -------------

BALANCE, December 31, 2002     1,173,382        $587      $ 9,253        ($7,627)         $2,213
                              ===========   =========    ==========  =============   =============







See notes to financial statements.


THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
----------------------
                                                                              DECEMBER 2002        DECEMBER 2001
                                                                              -------------        -------------
                                                                                UNAUDITED            UNAUDITED
                                                                                ---------            ---------
OPERATING ACTIVITIES
--------------------
   Net income                                                                         $210               $244
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation                                                                      4                  3
       Provision of (recovery of) allowance for loan losses                             80                (16)
       Amortization of servicing rights                                                 51                 54
       Decrease in deferred tax asset                                                  133                  -
       Origination of loans held for sale                                          (11,630)           (10,469)
       Proceeds from sales of loans held for sale                                   11,692              9,916
       Changes in asset and liabilities:
          Increase in restricted cash                                                                      (2)
          Decrease in accrued interest receivable                                       (1)                (2)
          Increase in servicing rights                                                 (48)               (54)
          Increase in other assets                                                     (57)                (9)
          Decrease in accounts payable to related parties                             (203)                 -
          Increase in accounts payable and other accrued expenses                      194                112
                                                                             --------------    ---------------

            Net cash provided by (used in) operating activities                        425               (223)
                                                                             --------------    ---------------

INVESTING ACTIVITIES
--------------------
      Originations of loans                                                         (2,837)            (2,357)
      Principal collected on loans                                                   2,874              2,601
      Purchase of fixed assets                                                          (2)                (6)
                                                                             --------------    ---------------

            Net cash provided by investing activities                                   35                238

FINANCING ACTIVITIES
--------------------
      Decrease in line of credit borrowings                                           (644)              (234)
     Amounts due from Partnership loans                                                  1                  -
                                                                             --------------    ---------------

            Net cash provided by (used in) financing activities                       (643)              (234)
                                                                             --------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (183)              (219)

CASH AND CASH EQUIVALENTS, BEGINNING                                                   437                232
                                                                             --------------    ---------------

CASH AND CASH EQUIVALENTS, ENDING                                                     $254                $13
                                                                             ==============    ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                             $114               $130
   Cash paid for taxes                                                                 $30                 $3


See notes to financial statements.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

         The accompanying condensed financial statements of The First Connecticut Capital Corporation (the "Corporation or Company"), formerly known as The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-KSBA for the year ended March 31, 2002.


FORWARD-LOOKING INFORMATION
---------------------------

         This quarterly report and other reports issued by The First Connecticut Capital Corporation ("FCCC or the Corporation"), including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, plans or performances. In addition, FCCC's management may make such statements orally, to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. FCCC's future results may differ materially from historical performance and forward-looking statements about FCCC's expected financial results or other plans are subject to a number of risk and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, investment outflows, reduced demand for loans, changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government, changes in credit and other risks posed by FCCC loans and investment portfolios, technological, computer-related or operational difficulties, adverse changes in security markets, results of litigation or other significant uncertainties.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


GENERAL
-------

         The First Connecticut Capital Corporation (the "Corporation") is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans held prior to sale and gains from the sale of loans and mortgage servicing rights. Mortgage loans, which are originated or purchased by the Corporation may be resold.

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

         As of December 31, 2002, the Corporation serviced a total portfolio of approximately $16,861,000, as listed below:

         Portfolio Loan Program                       $  9,882,000
         First Connecticut Capital Mortgage Fund "A"     4,506,000
         First Connecticut Capital Mortgage Fund "B"     2,473,000
                                                     -------------
                                                      $ 16,861,000


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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


HISTORY (CONTINUED)
-------------------

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


SEASONALITY
-----------

         The Corporation's business and the mortgage banking industry as a whole is generally subject to seasonal trends which reflect a pattern of home sales and re-sales. Loan originations typically peak during the spring and summer seasons and decline from mid-November through January. Prior to January 1996, the Corporation focused its efforts on refinances of mortgages on residential properties, which was generally the case throughout the industry. Since January 1996, the Corporation has expanded its Portfolio Loan Program to include short-term mortgages for construction, remodeling and additions, as well as bridge financing and land acquisitions. These loans are predominately collateralized by first mortgage liens on residential properties and are sold to qualified investors, the limited partnerships as defined below with fees retained for servicing or assigned to Hudson United Bank under its credit line facility as a collateral pledge.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


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


REGULATION
----------

         The Corporation is not presently an approved seller/servicer for the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"), nor is the Corporation an approved issuer and servicer under GNMA, FNMA or FHLMC mortgage-backed securities programs. The Corporation is not qualified to originate mortgage loans insured by the Federal Housing Administration (the "FHA") or partially guaranteed by the Veterans Administration (the "VA"). The Corporation does not presently intend to apply for such approvals or qualifications. Accordingly, the Corporation is not currently subject to the rules and regulations of these agencies with respect to originating, processing, selling and servicing mortgage loans, but may become subject to such rules and regulations should the Corporation become an approved issuer, seller or servicer for any of these agencies. Such rules and regulations would, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals and require credit reports on prospective borrowers, and with respect to VA loans, fix maximum interest rates.

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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


PERSONNEL
---------

         As of December 31 2002, the Corporation had 5 employees, (including Lawrence R. Yurdin its President) all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. Management of the Corporation believes that its relations with its employees are good.


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

          (ii) Investments in real estate mortgages - The Corporation intends, to originate first or second real estate mortgages and sell certain of these mortgages as promptly as practicable to interested purchasers, retaining the application fees and servicing rights. Maturities of mortgages not sold will typically range from one to two years.

         (iii) Management of the Corporation currently does not intend to cause the Corporation to invest in the securities of, or interests in, persons or entities, which are primarily engaged in real estate activities.


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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


NOTE C - RECLASSIFICATIONS

         Certain reclassifications were made to the December 31, 2001 financial statements to conform to the December 31, 2002 presentation. The December 31, 2001 financial statements reflect a $307,000 reclassification from servicing fees to interest and fees on loans because the Company had previously recorded interest earned from loans held for investment purposes and loans held for sale as servicing fees. In addition, the December 31, 2001 financial statements reflect a $201,000 reclassification from interest and fees on loans to net gains on sales of loans held for sale because the Company had previously recorded the origination fees on loans that were sold as interest and fees on loans and not as a component of the actual gain on sale of loans held for sale.

         To conform to the presentation for the nine months ended December 31, 2002 the Corporation has presented the $54,000 gross amortization of its servicing rights asset within the statement of operations for the nine months ended December 31, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
----------------

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

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------

o Another valuation that requires management judgment relates to mortgage servicing rights. Essentially, mortgage servicing rights, are established on mortgage loans that we originate and sell. We allocate a portion of a loan's book basis to mortgage servicing rights when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from servicing relationships using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenue are expected to exceed this amortization expense. However, if our actual prepayment experience exceeds what we originally anticipated, net servicing revenue may be less than expected and mortgage servicing rights, may be impaired. This impairment would be recorded as a charge to earnings.


ANALYSIS OF FINANCIAL CONDITION:
--------------------------------

         CASH AND CASH EQUIVALENTS- Cash and cash equivalents amounted to $254,000 as of December 31, 2002 as compared to $437,000 as of the year ended March 31, 2002. The decrease of $183,000 is the result of ongoing loan originations and advances made per contract on current construction loans.

         LOANS - Loans amounted to $2,280,000 as of December 31, 2002, as compared to $2,172,000 as of the year ended March 31, 2002. The increase of $108,000 is due to the increase in loan originations and other funding opportunities.

         LOANS DUE FROM RELATED PARTIES - Loans due from related parties at March 31, 2002 of $225,000 that were made to a director of the Corporation were paid off during the quarter ended December 31, 2002.

         LOANS HELD FOR SALE - Loans held for sale amounted to $1,293,000 as of December 31, 2002 as compared to $1,355,000 as of the year ended March 31, 2002. The decrease of $62,000 was due to an increase in new monies invested on the part of our current investors and new sources.

         DUE FROM PARTNERSHIPS - The increase of $1,000 due from partnerships is due to the increase of an accrual at quarter ended December 31, 2002 which represents the servicing fees owed from Partnership A and B.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


         DEFERRED TAX ASSET - The deferred tax asset results from net operating loss carryforwards (NOLS). Management has evaluated the available information about future taxable income. The valuation allowance reduces the deferred tax asset to management's best estimate of the amount of such deferred tax asset that more likely than not will be realized. It is management's estimation that the Corporation will have sufficient income (approximately $344,000 subsequent to December 31, 2002) to utilize the net deferred tax asset. The $133,000 decrease in the deferred tax asset from March 31, 2002 relates to the utilization of NOLs against the current year's earnings. This asset could be impaired if the Corporation were to change ownership or if management were to purchase the assets and liabilities of the Corporation (see Plan of Operation).

         The components of the net deferred tax asset at December 31 are as follows:

                                                           2002
                                                           ----
         Deferred tax asset:
              Net operating loss carryforwards         $ 2,166,000
              Loan loss reserves                           190,000
              Valuation allowance                       (2,239,000)
                                                       -----------
                  Net deferred tax asset               $   117,000
                                                       ============

         It is management's belief that FCCC has conservatively estimated its deferred tax asset based upon the prior years earnings of the Corporation.

         LINE OF CREDIT - As of December 31, 2002 the balance on the Corporation's line of credit was $1,797,000 as compared to $2,441,000 as of March 31, 2002. The decrease of $644,000 is due to the line being paid down as certain loans have matured.

         ACCOUNTS PAYABLE TO RELATED PARTIES - The decrease of $203,000 in accounts payable to related parties is due to a wire transfer of funds clearing on April 3, 2002 for a loan that closed on March 25, 2002. The funds were due to the attorney who closed the loan. The attorney is also a board member.

         ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES - As of December 31, 2002 the Corporation has accounts payable and other accrued expenses of $288,000 as compared to $94,000 as of March 31, 2002. The increase of $194,000 is due to higher accruals made for legal and accounting fees and a $188,000 transfer not paid as of December 31, 2002 which is due to Hudson United Bank under the Corporation's line of credit as a result of a loan payoff.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


ANALYSIS OF LENDING ACTIVITIES:
-------------------------------

         AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS - The following tables present FCCC's financial information regarding its financial condition and net interest income for the nine months ended December 31, 2002 and 2001. The table presents the average yield on interest-earning assets and the average costs of interest bearing liabilities for the period indicated. The yields and costs are derived by dividing income or expenses by the average of interest-earning assets or interest-bearing liabilities respectively, for the periods indicated. The average balances are derived from quarterly balances over the period indicated. Interest income includes fees, which we considered adjustments to yield. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest bearing liabilities. Net interest margin is derived by dividing net interest income by net interest-earning assets. No tax-equivalent adjustments have been made as the Corporation has no investments that are tax exempt.



AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR THE NINE MONTHS ENDED
------------------------------------------------------------------------------
                                                              DECEMBER 31, 2002

                                                                            ANNUALIZED
                                                              INTEREST       AVERAGE
                                                   AVERAGE     EARNED         YIELD (4)
                                                   -------     ------         ---------
INTEREST-EARNING ASSETS (1):
----------------------------
Cash and cash equivalents                        $  626,000   $  2,000        0.43%
Loans, net                                        2,127,000    375,000       23.51%
Loans due from related parties                      150,000     26,000       23.11%
Loans held for sale                               1,208,000    213,000       23.51%
Due from partnerships                                79,000     14,000       23.63%
        Total average interest-earning assets          --         --       --
                                                  4,190,000    630,000       20.05%
                                                 ----------   --------     -------

Non-interest earning assets                         397,000
                                                 ----------
         Total average assets                    $4,587,000
                                                 ==========

INTEREST-BEARING LIABILITIES:

Line of credit                                   $2,145,000   $121,000        7.52%
                                                 ----------   --------     -------



                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR THE NINE MONTHS ENDED
------------------------------------------------------------------------------
                                                 DECEMBER 31, 2002 CONTINUED
                                                 ---------------------------
NON INTEREST-BEARING LIABILITIES:
---------------------------------

Accounts payable to related parties                           -0-
Accounts payable & other accrued expenses                 251,000
                                                     ------------
         Total non interest bearing liabilities           251,000

         Total average liabilities                      2,396,000
                                                        ---------

         Total average stockholders
            equity                                      2,121,000
                                                        ---------


         Total average liabilities and
            stockholders equity                         $4,597,000
                                                        ==========


Net interest income and net interest rate spread (2)      $509,000   12.53%
                                                        ==========   ======

Net interest-earning assets
  and net interest margin (3)                            2,045,000   16.20%
                                                        ---------    ------

Average interest-earning assets to
   average interest-bearing liabilities                               1.95
                                                                      ====

(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

(2) Included in net interest income is $2,000 of interest earned on a money market account that has been included within other fees in the statement of income. In addition, included in net interest income are loan fees of $235,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.

(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets. (4) Annualized.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001





AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR NINE MONTHS ENDED
                                                              DECEMBER 31, 2001
                                                              -----------------
                                                                                             ANNUALIZED
                                                                                INTEREST      AVERAGE
                                                              AVERAGE           EARNED        YIELD (4)
                                                              -------           ------        ---------
INTEREST-EARNING ASSETS (1):

Cash and cash equivalents                                  $   268,000       $   6,000         2.99%
Loans, net                                                   2,380,000         371,000         20.78%
Loans held for sale                                          1,210,000         188,000         20.72%
                                                             ---------       ---------

         Total average interest-earning assets               3,858,000         565,000         19.53%
                                                             ---------        --------

Non-interest earning assets                                    700,000
                                                               -------
         Total average assets                               $4,558,000
                                                            ==========

INTEREST-BEARING LIABILITIES:

Line of credit                                              $2,335,000        $191,000        10.91%
                                                            ----------        --------        ------

NON INTEREST-BEARING LIABILITIES:

Accounts payable & other accrued expenses                       90,000
                                                            ----------

         Total average liabilities                           2,425,000
                                                           -----------

         Total average stockholders
            equity                                           2,133,000
                                                           -----------

         Total average liabilities and
            stockholders equity                             $4,558,000
                                                            ==========

Net interest income and net interest rate spread (2)                        $  374,000        8.62%
                                                                            ==========       ======


Net interest-earning assets
  and net interest margin (3)                                               $1,523,000       12.93%
                                                                            ----------       ------

Average interest-earning assets to
   average interest-bearing liabilities                                                       1.65
                                                                                              ====


                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001



AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR NINE MONTHS ENDED
--------------------------------------------------------------------------
                                                DECEMBER 31, 2001 (CONTINUED)
                                                -----------------------------

(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Included in net interest income is $6,000 of interest earned on a money market account that has been included within other fees in the statement of income. In addition, included in net interest income are loan fees of $194,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets.
(4)      Annualized.

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



                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                 DECEMBER 31, 2002               DECEMBER 31, 2002
                           VERSUS THREE MONTHS ENDED         VERSUS NINE MONTHS ENDED
                                DECEMBER 31, 2001:                DECEMBER 31, 2001:

                       VOLUME     RATE        TOTAL      VOLUME       RATE       TOTAL
                       ------     ----        -----      ------       ----       -----

Cash and cash
  Equivalents       $  2,000   $  (2,000)     $ -0-    $  3,000    $ (7,000)   $ (4,000)
Loans, net            97,000    (122,000)   (25,000)    (61,000)     65,000       4,000
Loans due from
  related parties      4,000         -0-      4,000      26,000         -0-      26,000
Loans held for
  sale                49,000     (66,000)   (17,000)     (9,000)     34,000      25,000
Due from
  partnerships         3,000         -0-      3,000      14,000         -0-      14,000
                    --------   ---------    -------    --------    --------    --------
Total interest
   Income            155,000    (190,000)   (35,000)    (27,000)     92,000      65,000
                    --------   ---------    -------    --------    --------    --------


                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001



RATE VOLUME ANALYSIS OF NET INTEREST INCOME (CONTINUED)

Borrowings:
  Line of credit      13,000     (40,000)   (27,000)      9,000     (79,000)    (70,000)
                    --------   ---------    -------    --------    --------    --------

Net interest income $142,000   $(150,000)   $(8,000)   $(36,000)   $171,000    $135,000
                    ========   =========    =======    ========    ========    ========


LOAN PORTFOLIO COMPOSITION: The Corporation's loan portfolio primarily consists of construction and remodeling mortgage loans that are secured by residential or commercial real estate and three SBIC loans that were originated in the early 1980's. The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:



                                  DECEMBER      PERCENT                      PERCENT
                                  31, 2002      OF TOTAL    MARCH 31, 2002   OF TOTAL
                                  --------      --------    --------------   --------
Mortgage loans:
Loans                            $2,311,000       54.93%     $2,163,000       49.77%
Loans held for sale               1,293,000       30.73%      1,355,000       31.18%
Loans due from related parties          -0-         -0-%        225,000        5.18%
Other loans (SBIC)                  603,000       14.34%        603,000       13.87%
                                 ----------     --------     ----------       ------
      Total mortgage loans       $4,207,000      100.00%     $4,346,000      100.00%
Less:
  Allowance for loan losses         634,000                     594,000
                                 ----------                  ----------
     Total mortgage loans, net   $3,573,000                  $3,752,000
                                 ==========                  ==========




LOAN MATURITY: The following table presents the contractual maturity of our loans at December 31, 2002. The table does not include the effects of prepayments or scheduled principal amortization.



                                              LOANS HELD      LOANS DUE           OTHER LOANS
                                 LOANS         FOR SALE       RELATED PARTIES        SBIC
                               ----------    ------------    ---------------         ----
Amounts Due:
   Within one year            $2,232,000     $1,293,000      $     -0-              $122,000
   After one year
      One to Two                  23,000             -0-           -0-                 -0-
      Five to Ten                 56,000             -0-           -0-               481,000
                           -------------    -----------      ---------------     -----------
Total loans                   $2,311,000     $1,293,000      $      -0-           $   603,000
                              ==========     ==========        =================    ===========


                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001




LOAN MATURITY (CONTINUED)


      Amounts due after one year
      and on:
      Fixed rate loans          $     79,000     $        -0-      $           -0-      $481,000
      Variable rate loans               -0-               -0-                  -0-           -0-
                                ------------     ----------------  ----------------    ---------
Total loans                     $     79,000     $        -0-      $           -0-      $481,000
                                ============     ================  =================    ========



LOAN ORIGINATIONS - The following table presents our loan originations, purchases, sales and principal payments for the periods indicated.

                                   December 31,   December 31,
                                      2002           2001
                                      -----          ----

Balance at beginning of period     $ 3,752,000   $  3,339,000
Originations:
Loans                                2,837,000      2,357,000
Loans held for sale                 11,630,000     10,469,000
                                   -----------   ------------
         Total Originations        $14,467,000     12,826,000

Less:
      Principal payments and
        Repayments                   2,874,000      2,601,000
                                   -----------   ------------

Loans sold:
      Loans held for sale           11,692,000      9,916,000
                                   -----------   ------------

Increase (decrease) of provision
   for loans losses                     80,000        (16,000)
                                   -----------   ------------

         Total at end of period    $ 3,573,000   $  3,664,000
                                   ===========   ============

         As of the quarters ended December 31, 2002 and 2001 the Corporation was servicing loans totaling $16,860,000 and $12,967,000, respectively.


ASSET QUALITY - The Corporation's loan portfolio primarily consists of construction mortgage loans and three SBIC loans that were originated in the early 1980's. The accrual of interest income is generally discontinued when loans become 90 days or more past due with respect to interest. The Corporation had a balance of impaired and non-accrued loans of $603,000 at December 31, 2002 and $628,000 at March 31, 2001.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001



ASSET QUALITY (CONTINUED)
-------------------------

The following table summarizes non-performing loans and assets:

                                               DEC. 31, 2002  MARCH 31, 2002
                                               -------------  --------------

Impaired and non-accruing mortgage loans          $  603,000    $628,000
Accruing loans delinquent 90 days or more            647,000     250,000
                                                  ----------    --------

         Total non-performing loans               $1,250,000    $878,000
                                                  ==========    ========

Non-performing loans to total loans                    29.71%      20.20%
                                                  ==========    ========

Non-performing loans to total assets                   29.08%      18.52%
                                                  ==========    ========

Additional interest income that would have been
         recognized if non-accrual loans
         had been current                         $    2,000    $  2,000

Allowance for loan losses as a percent of
         non-performing loans                          50.71%      67.65%
                                                  ==========    ========

A summary of the allowance for loan losses is shown below:

                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                         DECEMBER 31, 2002    DECEMBER 31, 2001
                                       -------------------    -----------------

Balance at beginning of period              $  634,000         $   612,000
   Provision for the period                      -0-                  -0-
   Charge-offs:
         Accrued loans delinquent more
            than 90 days                         -0-               (16,000)
Recoveries:
         Impaired mortgage loans                 -0-               (28,000)
                                          --------------       -----------
Balance at end of period                  $   634,000             $568,000
                                          ==============       ===========

Allowance as a percent of total loans           15.07%               13.42%
                                          ==============       ===========

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


ASSET QUALITY (CONTINUED)

                                      NINE MONTHS ENDED     NINE MONTHS ENDED
                                      DECEMBER 31, 2002     DECEMBER 31, 2001
                                    -------------------     -----------------

Balance at beginning of period           $ 594,000             $ 600,000
   Provision for the period                 90,000                12,000
   Charge-offs:
         Accrued loans delinquent more
            than 90 days                   (40,000)              (16,000)
Recoveries:
         Impaired mortgage loans           (10,000)              (28,000)
                                         ---------             ---------
Balance at end of period                 $ 634,000             $ 568,000
                                         =========             =========

Allowance as a percent of total loans        15.07%               13.42%
                                         =========             =========


         The allocation of the Corporation's provision for loan losses and the allocation as percent of total loans as of December 31, 2002 and year ended March 31, 2002 are as follows:



                               DEC 31, 2002        %      MARCH 31, 2002          %
                               ------------  ---------    --------------     ------

Loans, net                     $  75,000        2.08%       $  25,000           .67%
Foreclosed loans (SBIC)          559,000       92.70%         569,000         94.36%
                                --------                    ---------
         Total                  $634,000       15.07%        $594,000         13.67%
                                ========                     ========


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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


ASSET QUALITY (CONTINUED)
-------------------------

         The following table sets forth information regarding the Corporations delinquent loan portfolio and the percent of the total loan portfolio, excluding impaired and non-accruing loans:

                     DECEMBER 31, 2002      %         MARCH 31, 2002     %
                     -----------------    -----       --------------   ------
Loans delinquent
   For:
30 - 59 days              $241,000         6.68%      $   741,000     19.93%
60 - 89 days                 -0-             -0%              -0-        -0%
90 days or more            647,000        17.95%          250,000      6.72%
                       -----------                     ----------
         Total         $   888,000        24.63%       $  991,000     26.65%
                       ===========                     ==========


RESULTS OF OPERATIONS
---------------------

         GENERAL - The Corporation had net income of $210,000 for the nine months ended December 31, 2002 as compared to a net income of $244,000 for the nine months ended December 31, 2001. This decrease of $34,000 is due to the increase in the income tax provision of $161,000, the increase of $96,000 in the reserve for loan losses, the increase of $35,000 in officers and other salaries, the increase of $127,000 in net gains on sales of loans held for sale, the decrease of interest of $70,000 paid on our line of credit and the increase of $69,000 earned on interest and fees on loans.

         INTEREST AND FEE INCOME - Total interest and fee income for the nine months ended December 31, 2002, was $628,000 as compared to $559,000 for the nine months ended December 31, 2001, an increase of $69,000 or 12%. Total interest and fee income for the three months ended December 31, 2002 is down compared to the prior years quarter ended December 31, 2001 by $35,000. This decrease is due the favorable weather condition for the three months ended December 31, 2001; consequentially we funded and originated more loans in this period as compared to the three months ended December 31, 2002.

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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


         NET GAIN ON SALES OF LOANS HELD FOR SALE - For the nine months ended December 31, 2002, the Corporation recognized $381,000 in net gains on loans held for sale as compared to $254,000 for the nine months ended December 31, 2001. This $127,000 increase is due to the number and dollar amounts of mortgage loans originated and sold by the Corporation and the increase in points earned. The small decrease in the current quarter ended December 31, 2002 over prior years quarter of $8,000 is due to the increase in the amount of loans funded and originated due to the favorable weather condition during the three months ended December 31, 2001.

         SERVICING FEES - Servicing fees increased by $20,000 and $1,000 for the nine months ended and three months ended December 31, 2002, as compared to the same periods in the prior year. These increases are due to an increase in servicing fees earned on the Corporation's short-term construction and remodeling mortgage loans and fees earned based upon an increase in the Limited Partnership portfolios.

         PROVISION FOR LOAN LOSSES - The Corporation for the nine months ended December 31, 2002 recorded a provision of $80,000, net of recoveries, for the allowance for potential loan losses and has written off a $40,000 loan which was previously reserved at March 31, 2002. The Corporation for the nine months ended December 31, 2001 had recorded a recovery for loan losses in the amount of $16,000. The provision for loan losses for the three months ended December 31, 2002 had no change, as compared to the three months ended December 31, 2001 which reflected a recovery of $28,000.

         TOTAL OPERATING EXPENSE - Total operating expenses for the nine months ended December 31, 2002 was $554,000, as compared to $472,000 for the nine months ended December 31, 2001, an increase of $82,000 or 17%. The Corporation's expenses for professional services has increased by $11,000 as a result of increased legal and accounting and other fees related to the proposed sale of the Corporation's operating assets, liabilities and business. Officer and other salaries have also increased by $35,000 as well as the Corporation insurance expenses of $18,000, due to the increase in the Directors and Officers liability insurance. Total operating expenses for the three months ended December 31, 2002 as compared to the prior year's three months ended December 31, 2001 increased by $12,000 as a result of the increase in officers' and other salaries in the amount of $23,000, and other increases and decreases in expenses.

         INCOME TAX PROVISION - An income tax provision of $171,000 was recorded for the nine months ended December 31, 2002, as compared to a $10,000 provision for the nine months ended December 31, 2001. The increase of $161,000 is primarily due to: a.) the reduction of the federal deferred tax asset of approximately $133,000 for the nine months ended December 31, 2002 and b.) an increase in state income taxes of approximately $48,000 for the nine months ended December 31, 2002. All state net operating losses expired as of March 31, 2002.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


PLAN OF OPERATION
-----------------

         The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans collateralized by residential properties and commercial real estate.

         The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, the Corporation has entered into a definitive agreement with respect to the sale of all or substantially all, the Corporation's assets to, and the assumption of all the Corporation's liabilities by, members of management and the board of directors.

         The Corporation has also engaged in a definitive agreement with certain private investors who are not presently affiliates of the Corporation with respect to the possible sale by the Corporation of shares of its common stock and warrants to purchase common stock, together with a contractual undertaking to permit the investors to manage the business and strategic operations of the Corporation subsequent to the sale of the business assets described in the preceding paragraph.

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


SUBSEQUENT EVENTS; RECENT DEVELOPMENTS
--------------------------------------

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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


SUBSEQUENT EVENTS; RECENT DEVELOPMENTS (CONTINUED)
--------------------------------------------------

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

            Pursuant to the terms of the Asset Sale and Security Sale agreements, Messrs, Zimmerman and Cohen will designate three of the five seats on the Company's board of directors. Mr. Zimmerman and Mr. Cohen will supervise the day-to-day operations of the Company subsequent to the closing.

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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


SUBSEQUENT EVENTS; RECENT DEVELOPMENTS (CONTINUED)
--------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 2002, the Corporation had cash and cash equivalents of $254,000 as compared to $437,000 as of March 31, 2002.

         The Corporation has a Commercial Line of Credit with the Hudson United Bank. This $3,500,000 line of credit is for a term of one year at an interest rate of 2.5% over the Wall Street Prime Rate and will expire on June 30, 2003. This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At December 31, 2002, advances on this line of credit amounted to $1,797,000 as compared to $2,441,000 as of March 31, 2002.

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

         As of December 31, 2002, the Corporation had outstanding loan commitments of $2,728,000 as compared to $3,068,000, as of March 31, 2002.

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001



LETTERS OF CREDIT
-----------------

         As of December 31, 2002 the Corporation has a $75,000 letter of credit outstanding issued to the Town of Glastonbury, Connecticut for soil and erosion compliance on one of the construction projects over which the Corporation has a mortgage. No amounts have been drawn or are expected to be drawn on this letter of credit.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001


PARTNERSHIPS
------------

         On March 21, 1997, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership ("Limited Partnership A") of which the Corporation is the General Partner. The purpose of this entity is to sell units in Limited Partnership A to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners are restricted to investors who qualify as "Accredited Investors", as defined in Regulation D, promulgated under the Securities Act of 1933.This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of stipulated income returns to the limited partners in connection with mortgage loans purchased by the Limited Partnership from the funds invested by the limited partners. As of December 31, 2002 the Corporation has sold 100 of the available units totaling $5,000,000, which is now fully subscribed. A copy of the Offering Memorandum for the Partnership is available upon request.

         On June 26, 2001 the Corporation established a second private placement offering known as First Connecticut Capital Mortgage Fund "B", Limited Partnership ("Limited Partnership Fund B") of which the Corporation is the General Partner. The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors." As of December 31, 2002 the Corporation sold 53 units totaling $2,650,000 in the Partnership Fund "B". A copy of the Offering Memorandum for the Partnership is available upon request.

         The Corporation does not guarantee the principal or interest returns to the limited partners under these partnerships agreements. The Corporation holds one percent (1%) of the equity of these partnerships and accounts for its interest under the equity method of accounting.


PART III - OTHER INFORMATION
----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  None

                  Certification of Officers

                The First Connecticut Capital Corporation 10-QSB
         For the Three and Nine Months Ended December 31, 2002 and 2001






SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                          THE FIRST CONNECTICUT CAPITAL CORPORATION
                                            (Registrant)


Date:   February 14, 2003           By:  /s/ Lawrence R. Yurdin
                                         ---------------------------
                                             Lawrence R. Yurdin
                                               President