Form 10KSB/A
period 2002-03-03
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2003-03-13
CIK 730669

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended MARCH 31, 2002.

                        Commission File number: 811-0969

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
                    -----------------------------------------
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

Name of each exchange on
   which registered:
--------------------------
          NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class
--------------
   COMMON

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X      No_____
    -------

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


PART II

     Item 5 - Market for Common Equity and Related Stockholder Matters.... 5 - 6

     Item 6 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................6 - 20

     Item 7 - Financial Statements........................................    21

     Item 8 - Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure.................    21


PART III

     Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act......    22

     Item 10 - Executive Compensation.....................................    23

     Item 11 - Security Ownership of Certain Beneficial Owners and
                    Management............................................ 23-25

     Item 12 - Certain Relationships and Related Transactions............. 25-27

     Item 13 - Exhibits and Reports on Form 8-K...........................    27


SIGNATURES................................................................    28

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)




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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           The Corporation's Common Stock is traded over the counter, and the low bid and high ask prices of the Corporation's stock are quoted on the OTC Bulletin Board under the symbol FCCC. Following are the low bid and high ask prices for the Corporation's Common Stock during the fiscal years ended March 31, 2002 and 2001 as quoted on the OTC Bulletin Board:

                                                   LOW             HIGH
           2002
           First Quarter                       $   .64            $ .66
           Second Quarter                          .65              .75
           Third Quarter                           .65             1.10
           Fourth Quarter                          .65              .86

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

                                                   LOW              HIGH
           2001
           First Quarter                       $   .40            $ .55
           Second Quarter                          .40              .59
           Third Quarter                           .57              .67
           Fourth Quarter                          .60              .64

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)




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

           DEFERRED TAX ASSET - The deferred tax asset results from net operating loss carryforwards (NOLS). Management has evaluated the available information about future taxable income. The valuation allowance reduces the deferred tax asset to management's best estimate of the amount of such deferred tax asset that more likely than not will be realized. It is management's estimation that the Corporation will be able to earn approximately $840,000 over the next eight years (expiration of the NOL utilization periods), and thereby utilizing the net deferred tax asset. This estimate has been based on the Corporations three past fiscal years earnings. It is management's belief that the Corporation has conservatively estimated its future net income over next eight years as the Corporation continues to grow its mortgage business and keep its cost structures constant. The past three years earnings were as follows:

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

     o    FY 2002 - $360,000.
     o FY 2001 - $(308,000) (after the one time $520,000 loan impairment charge for the three old SBIC loans that were deemed to be impaired in
          2001).
     o    FY 2000 - $1,000.


           This deferred tax asset could be impaired if the Corporation were to change ownership or if management were to purchase the assets and liabilities of the Corporation (see Plan of Operation).

           The components of the net deferred tax asset at March 31 are as follows:

                                                   2002             2001
                                                   ----             ----
     Deferred tax asset:
        Net operating loss carryforwards        $2,558,000       $2,674,000
        Loan loss reserves                         178,000          180,000
        Valuation allowance                     (2,486,000)      (2,300,000)
                                                -----------      -----------
             Net deferred tax asset             $  250,000       $  554,000
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

ANALYSIS OF LENDING ACTIVITIES:

           AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS - The following tables presents the Corporation's financial information regarding its financial condition and net interest income for years ended March 31, 2002 and 2001. The table presents the average yield on interest-earning assets and the average costs of interest bearing liabilities for the period indicated. The yields and costs are derived by dividing income or expenses by the average of interest-earning assets or interest-bearing liabilities respectively, for the periods indicated. The average balances are derived from quarterly balances over the period indicated. Interest income includes fees, which we considered adjustments to yield. Net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest bearing liabilities. Net interest margin is derived by dividing net interest income by average interest-earning assets. No tax-equivalent adjustments have been made, as the Corporation has no investments that are tax exempt.

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)





              AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID
                         FOR YEAR ENDED MARCH 31, 2002

                                                                      INTEREST
                                                         AVERAGE       EARNED          YIELD
                                                         -------       ------          -----
INTEREST-EARNING ASSETS (1):

Cash and cash equivalents                              $  312,000   $    7,000         2.24%
Loans, net                                              2,328,000      436,000        18.73%
Loans due from related parties                             56,000        6,000        10.71%
Loans held for sale                                     1,247,000      219,000        17.56%
Due from partnerships                                      23,000        2,000         8.70%
                                                       ----------   ----------

           Total average interest-earning assets        3,966,000      670,000        16.89%
                                                       ----------   ----------

Non-interest earning assets                               638,000
                                                       ----------
           Total average assets                        $4,604,000
                                                       ==========

INTEREST-BEARING LIABILITIES:

Line of credit                                         $2,362,000   $  242,000        10.25%
                                                       ----------   ----------

NON INTEREST-BEARING LIABILITIES:

Accounts payable to related parties                        50,000
Accounts payable & other accrued expenses                  91,000
                                                       ----------
           Total non interest bearing liabilities         141,000

           Total average liabilities                    2,503,000
                                                       ----------

           Total average stockholders
              equity                                    2,101,000
                                                       ----------

           Total average liabilities and
              stockholders equity                      $4,604,000
                                                       ==========

Net interest income and net interest rate spread (2)                $  428,000     6.64%
                                                                    ==========    ======

Net interest-earning assets
  and net interest margin (3)                          $1,604,000                     10.79%
                                                       ----------                     ------

Average interest-earning assets to
   average interest-bearing liabilities                                                1.679
                                                                                       ======



THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


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

              AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID
                         FOR YEAR ENDED MARCH 31, 2001

                                                                                   INTEREST
                                                          AVERAGE      EARNED        YIELD
                                                          -------      ------        -----
INTEREST-EARNING ASSETS (1):

Cash and cash equivalents                              $  276,000   $    9,000         3.26%
Loans, net                                              2,206,000      431,000        19.53%
Loans held for sale                                       838,000      158,000        18.85%
                                                       ----------   ----------

           Total average interest-earning assets        3,320,000      598,000        18.01%
                                                       ----------   ----------

Non-interest earning assets                               775,000
                                                       ----------
           Total average assets                        $4,095,000
                                                       ==========

INTEREST-BEARING LIABILITIES:

Line of credit                                         $1,602,000   $  195,000        12.17%
                                                       ----------   ----------        ------

NON INTEREST-BEARING LIABILITIES:

Accounts payable & other accrued expenses                  31,000
                                                       ----------

           Total average liabilities                    1,633,000
                                                       ----------

           Total average stockholders
              equity                                    2,462,000
                                                       ----------

           Total average liabilities and
              stockholders equity                      $4,095,000
                                                       ==========

Net interest income and net interest rate spread (2)   $  403,000                      5.84%
                                                       ==========                     ======

Net interest-earning assets
  and net interest margin (3)                          $1,718,000                     12.14%
                                                       ----------                     ------

Average interest-earning assets to
   average interest-bearing liabilities                                                2.072
                                                                                      ======



THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


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

                                   YEAR ENDED                            YEAR ENDED
                                 MARCH 31, 2002                        MARCH 31, 2001
                             VERSUS MARCH 31, 2001                 VERSUS MARCH 31, 2000
                           INCREASE (DECREASE) DUE TO:           INCREASE (DECREASE) DUE TO:
                           ---------------------------           ---------------------------
                         VOLUME       RATE        TOTAL       VOLUME         RATE        TOTAL
                         ------       ----        -----       ------         ----        -----
Cash and cash
  equivalents         $   1,000   $  (3,000)   $  (2,000)   $       0    $       0    $       0
Loans, net               23,000     (18,000)       5,000      222,000      (40,000)     182,000
Loans due from
  related parties         6,000           0        6,000            0            0            0
Loans held for
  sale                   72,000     (11,000)      61,000      (53,000)     (49,000)    (102,000)
Due from
  partnerships            2,000           0        2,000            0            0            0
                      ---------   ---------    ---------    ---------    ---------    ---------
Total interest
   Income               104,000     (32,000)      72,000      169,000      (89,000)      80,000
                      ---------   ---------    ---------    ---------    ---------    ---------
Borrowings:
  Line of credit         78,000     (31,000)      47,000       69,000       16,000       85,000
                      ---------   ---------    ---------    ---------    ---------    ---------

Net interest income   $  26,000   $  (1,000)   $  25,000    $ 100,000    $(105,000)   ($  5,000)
                      =========   =========    =========    =========    =========    =========

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)



LOAN PORTFOLIO COMPOSITION: The Corporation's loan portfolio primarily consists of construction and remodeling mortgage loans that are secured by residential or commercial real estate and three SBIC loans that were originated in the early 1980's. The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

                                                    PERCENT                        PERCENT
                                  MARCH 31, 2002    OF TOTAL   MARCH 31, 2001     OF TOTAL
                                  --------------    --------   --------------     --------

Mortgage loans:
   Loans                            $2,138,000        71.48%      $2,320,000        76.92%
   Loans due from related parties      225,000         7.52%          50,000         1.66%
   Foreclosed loans (SBIC)             628,000        21.00%         646,000        21.42%
                                    ----------   -----------      ----------   -----------
           Total loans               2,991,000       100.00%       3,016,000       100.00%
Less:
   Allowance for loan losses           594,000                       600,000
                                    ----------                    ----------
           Total loans, net          2,397,000                                     2,419,000
                                    ----------                                 -------------

   Loans held for sale               1,355,000                                       923,000
                                    ----------                                 -------------

           Total loans and
             loans held for sale    $3,752,000                                 $   3,339,000
                                    ==========                                 =============


The Corporation has not recorded any valuation allowance against loans held for sale or loans due from related parties as no such loans are deemed impaired.

LOAN MATURITY: The following table presents the contractual maturity of our loans at March 31, 2002. The table does not include the effects of prepayments or scheduled principal amortization.

                                                                         OTHER
                                            LOANS HELD    LOANS DUE      LOANS
                                 LOANS       FOR SALE  RELATED PARTIES    SBIC
                                 -----       --------  ---------------    ----

Amounts Due:
   Within one year             $2,138,000   $1,138,000   $  225,000   $  127,000
   After one year
      One to Two                        0      217,000            0            0
      Five to Ten                       0            0            0      501,000
                               ----------   ----------   ----------   ----------
Total loans                    $2,138,000   $1,355,000   $  225,000   $  628,000
                               ==========   ==========   ==========   ==========

Amounts due after one year
   and on:
      Fixed rate loans         $        0   $  217,000   $        0   $  501,000
      Variable rate loans               0            0            0            0
                               ----------   ----------   ----------   ----------
Total loans                    $        0   $  217,000   $        0   $  501,000
                               ==========   ==========   ==========   ==========

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


LOAN ORIGINATIONS - The following table presents our loan originations, purchases, sales and principal payments for the periods indicated:

                                                    March 31,         March 31,
                                                     2002               2001
                                                     -----              ----

Balance at beginning of period                    $  3,339,000     $  2,904,000
Originations:
Loans                                                3,132,000        2,844,000
Loans held for sale                                 13,821,000       10,458,000
                                                  ------------     ------------
           Total Originations                       16,953,000       13,302,000

Less:
      Principal payments and
        Repayments
         Loans                                          32,000           23,000
         Loans held for sale                         3,125,000        2,245,000
                                                  ------------     ------------
           Total principal payments                  3,157,000        2,268,000

Loans sold:
      Loans held for sale                           13,389,000       10,044,000
                                                  ------------     ------------



Decrease (increase) of provision
   for loans losses                                      6,000         (555,000)
                                                  ------------     ------------

           Total at end of period                 $  3,752,000     $  3,339,000
                                                  ============     ============

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


The following table summarizes non-performing loans and assets:

                                                        MARCH 31,     MARCH 31,
                                                          2002          2001
                                                          ----          ----

Impaired and non-accruing mortgage loans                $ 628,000     $ 861,000
Accruing loans delinquent 90 days or more                 250,000             0
                                                        ---------     ---------

           Total non-performing loans                   $ 878,000     $ 861,000
                                                        =========     =========

Non-performing loans to total loans                         29.35%        28.55%
                                                        =========     =========

Non-performing loans to total assets                        18.52%        19.99%
                                                        =========     =========

Additional interest income that would have been
           recognized if non-accrual loans
           had been current                             $   2,000     $  34,000

Allowance for loan losses as a percent of
           non-performing loans                             67.65%        69.69%
                                                        =========     =========

A summary of the allowance for loan losses is shown below:

                                                         MARCH 31,     MARCH 31,
                                                           2002          2001
                                                           ----          ----

Balance at beginning of period                          $ 600,000     $  45,000
   Provision for the period                                (6,000)      555,000
   Charge-offs:
           Accrued loans delinquent more
              than 90 days                                      0            0

    Recoveries                                                  0            0
                                                        ---------     ---------

Balance at end of period                                $ 594,000     $ 600,000
                                                        =========     =========

Allowance as a percent of loans                             19.86%        19.89%
                                                        =========     =========

           The allocation of the Corporation's provision for loan losses and the allocation as percent of total loans are as follows:

                               MARCH 31,         %         MARCH 31,      %
                                 2002                        2001
                               ---------       ------      ---------    ------

Loans                          $ 25,000         1.05%      $ 35,000      1.48%
Foreclosed loans (SBIC)         569,000        90.60%       565,000     87.46%
                               --------                    --------
           Total               $594,000        19.86%      $600,000     19.89%
                               ========                    ========

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


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

           The following table sets forth information regarding the Corporations delinquent loan portfolio and the percent of the total loan portfolio, excluding impaired and non-accruing loans:

                        MARCH 31, 2002        %        MARCH 31, 2001       %
                        --------------    ----------   --------------    -------
Loans delinquent
   For:
30 - 59 days               $126,000          5.33%      $  7,000          0.32%
60 - 89 days                 76,000          3.22%             0             0%
90 days or more             250,000         10.58%       215,000          9.98%
                           --------         -----       --------         -----
           Total           $452,000         19.13%      $222,000         10.33%
                           ========                     ========

           The Corporation's delinquent loans have increased by $230,000 over the prior period. Management has reviewed all loans which are delinquent and believes that the loan loss reserves related to the total loan portfolio are sufficient given the loan status and the collateral that supports these loans. Managements, underwriting procedures are very conservative, 95% of all loans made are 1st mortgages, and in addition, the average loan to value (LTV) ranges are 60% to 70%. Management expects that all loans will be paid down in full and that the overall loan reserve levels are conservatively stated. The decrease of $6,000 in the loan loss reserve relates to the monthly cash payments received on the SBIC loans.

           The three SBIC loans are loans that were unstable during the Corporation's bankruptcy proceedings and have remained within the Corporation's portfolio. Management has determined the loans to be impaired, as the loans are collateral dependent, and they have been written down to appraisal values. The following is a summary of the SBIC loans as of March 31, 2002:

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

                        LOAN
LOAN                   MATURITY       AMOUNT         LOAN        CARRYING
NAME                    DATE        OUTSTANDING     RESERVE        VALUE
----                  ---------     -----------     -------     ----------

King Food              12/01/08      $ 24,000      $ 24,000      $      0
Fire Island            01/01/08       477,000       452,000        25,000
Bar Auto               01/01/04       127,000        93,000        34,000
                                     --------      --------      --------
       Total                         $628,000      $569,000      $ 59,000
                                     ========      ========      ========





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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)



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

           A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision (benefit) for the years ended March 31 is as follows:

                                                      2002                2001
                                                      ----                ----
             Federal income tax provision
                at statutory rate                  $109,000         $   (94,000)
             State income tax, net of
                federal benefit                      11,000               5,000
             Valuation allowance adjustment         195,000              94,000
                                                   --------          ----------
             Total                                 $315,000          $    5,000
                                                   ========          ==========

PLAN OF OPERATION

           The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

           The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, the Corporation has entered into definitive negotiations with respect to the sale of all or substantially all of its assets to, and the assumption of all the Corporation's liabilities by members of management and the board of directors. Management (which is included in the group that comprises the prospective purchaser) believes that there is substantial likelihood that the parties will arrive at mutually agreeable terms for the transaction, after which the Corporation will submit the proposed transaction to the stockholders for their consideration and approval or disapproval.



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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

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

           Independent Auditors' Report - Page 1
           Balance Sheets, March 31, 2002 and 2001 - Page 2
           Statements of Income, years ended March 31, 2002 and 2001 - Page 3 Statements of Changes in Stockholders' Equity, years ended March 31,
             2002 and 2001 -    Page 4
           Statements of Cash Flows, years ended March 31, 2002 and
             2001 - Page 5
           Notes to Financial Statements - Pages 6 - 22



ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and executive officers of the Corporation as of April 30, 2002 are as follows:

           NAMES            AGE              PRESENT POSITION
           -----            ---              ----------------

David Engelson               81               Chairman of the Board of Directors

Lawrence R. Yurdin           62               President, CEO and Director

Jan E. Cohen                 45               Director

Thomas D'Addario             50               Director

Michael L. Goldman           41               Assistant Secretary and Director

Priscilla E. Ottowell        55               Secretary and Controller

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)

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

                                                        SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                  -------------------                         ----------------------
                                                      Other
                                                      Annual       Restricted                           All Other
      Name and                                        Compen-        Stock       Options/     LTIP       Compensa-
      Principal         Year       Salary    Bonus    sation         Awards       SARs       Payouts      sation
      POSITION          ENDED       ($)       ($)       ($)           ($)         (#)          ($)         ($)
     -----------        -----     -------   -------   -------      ----------   ----------  ----------- ----------
       ($)

David Engelson         03/31/02   $ 12,000     0        0            None          0            None          0
 Chairman of the       03/31/01   $ 12,000     0        0            None          0            None          0
 Board & Treasurer     03/31/00   $ 11,000     0        0            None          0            None          0

Lawrence R Yurdin      03/31/02   $109,000     0        0            None      9,975            None          0
 President and CEO     03/31/01   $ 88,000     0        0            None          0            None          0
                       03/31/00   $ 83,000     0        0            None          0            None          0




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
C/O Carr Securities Corp
14 Vanderventer Avenue
Port Washington, NY 11050

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


SECURITY OWNERSHIP OF MANAGEMENT



 BENEFICIAL OWNER          SHARES OF           PERCENTAGE OF        OPTIONS *   PERCENTAGE OF       TOTAL          PERCENTAGE OF
                          COMMON STOCK       OUTSTANDING SHARES                  OUTSTANDING     SHARES AND      OUTSTANDING SHARES
                                                                                   OPTIONS         OPTIONS       (ASSUMING EXERCISE
                                                                                                                 OF ALL OUTSTANDING
                                                                                                                      OPTIONS)
David Engelson               43,605                 3.72%                 0             0%        43,605             3.42%
Lawrence R. Yurdin           21,707                 1.85              28,500         35.0          50,207            3.94
Jan E. Cohen                  2,113                  .18              16,000         19.6          18,113            1.42
Thomas D'Addario             15,700                 1.34              16,000         19.6          31,700            2.48
Michael L. Goldman           16,921                 1.44              16,000         19.6          32,921            2.58
Priscilla E.                  4,389                  .37               5,000          6.2            9389             .73
Ottowell
 All directors and
executive officers          104,435                 8.88%            81,500          81.5%       185,935            14.60%
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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)


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

THE FIRST CONNECTICUT CAPITAL CORPORATION (FORM 10KSB AMENDED)





           The following table summarizes the amount of the loans serviced and the fee income generated from loan sales to affiliates:
                                              2002                    2001
                                              ----                    ----
             Loan sales:
                Management                $  367,000          $   310,000
                Board of Directors         1,532,000            1,788,000
                Employees and families       822,000              628,000
                                          ----------          -----------

             Totals                       $2,721,000          $ 2,726,000
                                          ==========          ===========

             Fee income:
                Management                $    6,000          $     4,000
                Board of Directors            23,000               22,000
                Employees and families        12,000                7,000
                                          ----------          -----------

             Totals                       $   41,000          $    33,000
                                          ==========          ===========

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

                                        THE FIRST CONNECTICUT CAPITAL
                                        CORPORATION

MARCH 7, 2003                           By:________________________________
-------------
Date                                           Lawrence R. Yurdin
                                               President and CEO

MARCH 7, 2003                           By:________________________________
-------------
Date                                            Priscilla E. Ottowell
                                                Secretary and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MARCH 7, 2003                                  _________________________________
-------------
Date                                                David Engelson
                                                    Chairman and Director

MARCH 7, 2003                                  _________________________________
-------------
Date                                                Jan E. Cohen
                                                    Director

MARCH 7, 2003                                  _________________________________
-------------
Date                                                Thomas D'Addario
                                                    Director

MARCH 7 ,2003                                  _________________________________
-------------
Date                                                Michael L. Goldman
                                                    Assistant Secretary and
                                                    Director

MARCH 7,2003                                   _________________________________
------------
Date                                                Lawrence R. Yurdin
                                                    President, CEO and Director

MARCH 7, 2003                                  _________________________________
-------------
Date                                                Priscilla E. Ottowell
                                                    Secretary and Controller

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE FIRST CONNECTICUT CAPITAL
                                         CORPORATION

Date:  MARCH 7, 2003                     By:  / S / LAWRENCE R. YURDIN
       -------------                          ------------------------
                                              Lawrence R. Yurdin
                                              President and
                                              Chief Executive Officer

Date:  MARCH 7, 2003                     By:  / S / PRISCILLA E. OTTOWELL
       -------------                          ---------------------------
                                              Priscilla E. Ottowell
                                              Secretary and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     MARCH 7, 2003                   / S /  DAVID ENGELSON
          -------------                   ---------------------
                                          David Engelson
                                          Chairman of the Board


Date:  MARCH 7, 2003                      / S /  JAN E. COHEN
       -------------                      -------------------
                                          Jan E. Cohen
                                          Director

Date:  MARCH 7, 2003                      / S /  THOMAS D'ADDARIO
       -------------                      -----------------------
                                          Thomas D'Addario
                                          Director

Date:  MARCH 7, 2003                      / S / MICHAEL L. GOLDMAN
       -------------                      ------------------------
                                          Michael L. Goldman
                                          Assistant Secretary and Director

Date:  MARCH 7, 2003                      / S / LAWRENCE R. YURDIN
       -------------                      ------------------------
                                          Lawrence R. Yurdin
                                          President and Director

Date:  MARCH 7, 2003                      / S / PRISCILLA E. OTTOWELL
       -------------                      ---------------------------
                                          Priscilla E. Ottowell
                                          Secretary and Controller