Form 10QSB/A
period 2002-09-30
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2003-03-13
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB-A
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from            to
                                        -----------   ---------------

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
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                               587                587
Additional paid in capital                                             9,253              9,253
Accumulated deficit                                                   (7,616)            (7,837)
                                                                -------------     --------------

TOTAL STOCKHOLDERS' EQUITY                                             2,224              2,003
                                                                -------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $5,042             $4,741
                                                                =============     ==============

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

                              STATEMENTS OF INCOME
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (Dollars in thousands, except share data)

                                                      Three Months    Six Months    Three Months     Six Months
                                                        Ended           Ended          Ended            Ended
                                                     Sep 30, 2002    Sep 30, 2002   Sep 30, 2001    Sep 30, 2001
                                                       Unaudited      Unaudited      Unaudited        Unaudited
                                                     -------------   -----------    -----------     ------------
INTEREST INCOME:
Interest and fees on loans                                   $229          $491           $196             $387

Interest expense on line of credit                             36            78             62              123
Other interest expense                                          1             9              4                7
                                                     -------------   -----------    -----------     ------------

TOTAL INTEREST EXPENSE                                         37            87             66              130
                                                     -------------   -----------    -----------     ------------

NET INTEREST INCOME                                           192           404            130              257

Reserve for loan losses                                        84            80             13               12
                                                     -------------   -----------    -----------     ------------

NET INTEREST INCOME AFTER  LOAN LOSSES AND
    REDUCTION OF ALLOWANCE FOR LOANS                          108           324            117              245
                                                     -------------   -----------    -----------     ------------


OTHER OPERATING INCOME:
Servicing fees                                                 41            64             32               45
Net gains on sales of loans held for sale                     175           305             85              170
Other fees                                                      4            21              9               17
                                                     -------------   -----------    -----------     ------------
    TOTAL OTHER OPERATING INCOME                              220           390            126              232
                                                     -------------   -----------    -----------     ------------

TOTAL INCOME                                                  328           714            243              477
                                                     -------------   -----------    -----------     ------------

OTHER OPERATING EXPENSES:

Officers' salaries                                             46            95             35               87
Other salaries                                                 13            29             12               25
Directors' fees                                                 -             -              -                1
Professional services                                          51            60              5               10
Miscellaneous taxes                                             4            10              5               10
Employee and general insurance                                 13            25             10               21
Rent                                                            8            16              8               16
Amortization of servicing rights                               17            34             18               36
Corporate insurance expenses                                    7            14              5               10
Licenses, dues and subscriptions expenses                       6             7              2                3
Communications                                                  1             4              1                5
Advertising and promotions                                      2             4              1                2
Stock record and other financial expenses                       3             7              2                6
Depreciation                                                    1             2              1                2
Equipment and auto rental                                       3            10              3                7
Postage, office and other expenses                              9            18              7               24
                                                     -------------   -----------    -----------     ------------
    TOTAL OTHER OPERATING EXPENSES                            184           335            115              265
                                                     -------------   -----------    -----------     ------------

INCOME BEFORE INCOME TAXES                                    144           379            128              212
INCOME TAX PROVISION                                           57           158              5               10
                                                     -------------   -----------    -----------     ------------

NET INCOME                                                    $87          $221           $123             $202
                                                     =============   ===========    ===========     ============

INCOME PER COMMON SHARE (BASIC AND DILUTED)                 $0.07         $0.19          $0.10            $0.17
                                                     =============   ===========    ===========     ============

Weighted average number of
  Common shares outstanding: (basic)                    1,173,382     1,173,382      1,173,382        1,173,382
                                                     =============   ===========    ===========     ============

  Common shares outstanding: (diluted)                  1,183,241     1,177,860      1,185,711        1,178,857
                                                     =============   ===========    ===========     ============

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands, except share data)

                                                 Common Stock
                                                --------------
                                                                         Additional
                                           Number Of                      Paid-In         Accumulated       Stockholders'
                                            Shares         Amount         Capital           Deficit            Equity
                                       --------------    ----------    ------------    ----------------    ---------------
BALANCE, April 1, 2002                      1,173,382          $587          $9,253             ($7,837)            $2,003

Net Income                                          -           -                -                  221                221
                                        --------------    ----------    ------------    ----------------    --------------

BALANCE, September 30, 2002                 1,173,382          $587         $ 9,253             ($7,616)            $2,224
                                        ==============    ==========    ============    ================    ==============


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)

                                                                                    September 2002             September 2001
                                                                                       Unaudited                  Unaudited
                                                                                    --------------             --------------
OPERATING ACTIVITIES
   Net income                                                                                 $221                       $202
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                              2                          2
       Provision of allowance for loan losses                                                   80                         12
       Amortization of servicing rights                                                         34                         36
       Decrease in deferred tax asset                                                          120                          -
       Origination of loans held for sale                                                   (8,414)                    (6,462)
       Proceeds from sales of loans held for sale                                            8,584                      6,447
       Changes in asset and liabilities:
          Increase in accrued interest receivable                                              (13)                        (2)
          Increase in servicing rights                                                         (46)                       (36)
          Increase in other assets                                                             (32)                        (4)
          Decrease in accounts payable to related parties                                     (203)                         -
          Decrease in accounts payable and other accrued expenses                              (11)                        (9)
                                                                                    ---------------            ---------------

            Net cash provided by operating activities                                          322                        186
                                                                                    ---------------            ---------------

INVESTING ACTIVITIES
      Originations of loans                                                                 (2,006)                    (1,658)
      Principal collected on loans                                                           1,651                      1,734
      Purchase of fixed assets                                                                  (1)                         -
                                                                                    ---------------            ---------------

            Net cash (used in) provided by investing activities                               (356)                        76

FINANCING ACTIVITIES
      Increase (decrease)  in line of credit borrowings                                        294                        (74)
     Amounts due from Partnership loans                                                          5                          -
                                                                                    ---------------            ---------------

            Net cash provided by (used in) financing activities                                299                        (74)
                                                                                    ---------------            ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          265                        188

CASH AND CASH EQUIVALENTS, BEGINNING                                                           437                        232
                                                                                    ---------------            ---------------

CASH AND CASH EQUIVALENTS, ENDING                                                             $702                       $420
                                                                                    ===============            ===============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                       $80                       $130
   Cash paid for taxes                                                                          $17                         $3

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

     As of September 30, 2002, the Corporation serviced a total portfolio of approximately $16,990,000, as listed below:

         Portfolio Loan Program                        $10,559,000
         First Connecticut Capital Mortgage Fund "A"     4,778,000
         First Connecticut Capital Mortgage Fund "B"     1,653,000
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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

         LOANS - Loans amounted to $2,447,000 as of September 30, 2002, as compared to $2,172,000, as of the year ended March 31, 2002. The increase of $275,000 is due to the increase in loan originations and other funding opportunities.

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

     The components of the net deferred tax asset at September 30 are as follows:

                                                               2002
         Deferred tax asset:
              Net operating loss carryforwards             $ 2,179,000
              Loan loss reserves                               190,000
              Valuation allowance                           (2,239,000)
                                                           -----------
                  Net deferred tax asset                   $   130,000
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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002

                                                          INTEREST    AVERAGE
                                           AVERAGE         EARNED      YIELD (4)
                                         ---------------------------------------
INTEREST-EARNING ASSETS (1):
Cash and cash equivalents                $   687,000   $      1,000      0.29%
Loans, net                                 2,091,000        283,000     27.07%
Loans due from related parties               225,000         30,000     26.67%
Loans held for sale                        1,229,000        167,000     27.18%
Due from partnerships                         78,000         11,000     28.21%
                                         -----------   ------------     ------
         Total average
            interest-earning assets        4,310,000        492,000     22.83%
                                         -----------   ------------     ------
Non-interest earning assets                  424,000
                                         -----------
         Total average assets            $ 4,734,000
                                         ===========
INTEREST-BEARING LIABILITIES:
Line of credit                           $ 2,359,000        $87,000      7.38%
                                         -----------   ------------     ------

NON INTEREST-BEARING LIABILITIES:
Accounts payable to related parties           68,000
Accounts payable & other
  accrued expenses                           186,000
                                         -----------
         Total non interest bearing
           liabilities                       254,000

        Total average liabilities          2,613,000
                                         -----------
         Total average stockholders
            equity                         2,121,000
                                         -----------

         Total average liabilities and
            stockholders equity          $ 4,734,000
                                         ===========

Net interest income and net interest
  rate spread (2)                                        $  405,000     15.45%
                                                         ==========     ------
Net interest-earning assets
  and net interest margin (3)                             1,951,000     18.79%
                                                        -----------     ------
Average interest-earning assets to
   average interest-bearing liabilities                                  1.83
                                                                        ======

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR SIX MONTHS ENDED
  SEPTEMBER 30, 2001

                                                          INTEREST    AVERAGE
                                           AVERAGE         EARNED      YIELD (4)
                                         ---------------------------------------
INTEREST-EARNING ASSETS (1):
Cash and cash equivalents                $   341,000   $      4,000      2.35%
Loans, net                                 2,626,000        278,000     21.17%
Loans held for sale                        1,029,000        109,000     21.19%
                                         -----------   ------------     ------
         Total average
           interest-earning assets         3,996,000        391,000     19.57%
                                         -----------   ------------     ------

Non-interest earning assets                  694,000
                                         -----------
         Total average assets            $ 4,690,000
                                         ===========
INTEREST-BEARING LIABILITIES:
Line of credit                           $ 2,413,000   $   130,000      10.77%
                                         -----------   ------------     ------
NON INTEREST-BEARING LIABILITIES:

Accounts payable & other
  accrued expenses                            52,000
                                         -----------

         Total average liabilities         2,465,000
                                         -----------

         Total average stockholders
            equity                         2,225,000
                                         -----------

         Total average liabilities and
            stockholders equity          $ 4,690,000
                                         ===========

Net interest income and net
  interest rate spread (2)                             $   261,000      8.79%
                                                       ===========     ======

Net interest-earning assets
  and net interest margin (3)                          $ 1,583,000     13.06%
                                                      ------------     ------

Average interest-earning assets to
   average interest-bearing liabilities                                 1.66
                                                                       ======

(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

                             THREE MONTHS ENDED                                    SIX MONTHS ENDED
                             SEPTEMBER 30, 2002                                   SEPTEMBER 30, 2002
                           VERSUS SEPTEMBER 30, 2001                            VERSUS SEPTEMBER 30, 2001
                          INCREASE (DECREASE) DUE TO:                           INCREASE (DECREASE) DUE TO:
                     ----------------------------------------            ----------------------------------------
                        VOLUME         RATE           TOTAL                 VOLUME         RATE         TOTAL
                     ----------------------------------------            ----------------------------------------
Cash and cash
  Equivalents        $     5,000    $    (6,000)  $    (1,000)           $     4,000    $    (7,000)  $    (3,000)
Loans, net               (96,000)        99,000         3,000               (150,000)       155,000         5,000
Loans due from
  related parties          7,000            -0-         7,000                 30,000            -0-        30,000
Loans held for
  sale                   (26,000)        44,000        18,000                 (4,000)        62,000        58,000
Due from
  partnerships             5,000            -0-         5,000                 11,000            -0-        11,000
                     -----------    -----------   -----------            -----------    -----------   -----------
Total interest
   Income               (105,000)       137,000        32,000               (109,000)       210,000       101,000
                     -----------    -----------   -----------            -----------    -----------   -----------
Borrowings:
  Line of credit          78,000      (107,000)     (29,000)                  39,000        (82,000)      (43,000)
                     -----------    -----------   -----------            -----------    -----------   -----------
Net interest income  $  (183,000)   $   244,000   $    61,000            $  (148,000)   $   292,000   $   144,000
                     ===========    ===========   ===========            ===========    ===========   ===========

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)


LOAN PORTFOLIO COMPOSITION: The Corporation's loan portfolio primarily consists of construction and remodeling mortgage loans that are secured by residential or commercial real estate and three SBIC loans that were originated in the early 1980's. The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

                                             SEPTEMBER 30,     PERCENT       MARCH 31,       PERCENT
                                                2002           OF TOTAL        2002          OF TOTAL
                                              ------------   ------------   ------------   ------------
Mortgage loans:
   Loans                                      $  2,470,000         74.71%   $  2,138,000         71.48%
   Loans due from related parties                  225,000          6.81%        225,000          7.52%
   Foreclosed loans (SBIC)                         611,000         18.48%        628,000         21.00%
                                              ------------   ------------   ------------   ------------
         Total loans                             3,306,000        100.00%      2,991,000        100.00%
Less:
   Allowance for loan losses                       634,000                       594,000
                                              ------------                  ------------
         Total loans, net                        2,672,000                     2,397,000
                                              ------------                  ------------

   Loans held for sale                           1,185,000                     1,355,000
                                              ------------                  ------------

         Total loans and
           loans held for sale                $  3,857,000                  $  3,752,000
                                              ============                  ============

The Corporation has not recorded any valuation allowance against loans held for sale and loans due from related parties as no such loans are deemed impaired.

LOAN MATURITY: The following table presents the contractual maturity of our loans at September 30, 2002. The table does not include the effects of prepayments or scheduled principal amortization.

                                     LOANS HELD                    LOANS DUE     OTHER LOANS
                                       LOANS         FOR SALE    RELATED PARTIES    SBIC
                                    ------------   ------------   ------------   ------------
Amounts Due:
   Within one year                  $  2,470,000   $    965,000   $    225,000   $    123,000
   After one year
      One to Two                             -0-        220,000             -0-            -0-
      Five to Ten                            -0-             -0-            -0-       488,000
                                    ------------   ------------   ------------   ------------
Total loans                         $  2,470,000   $  1,185,000   $    225,000   $    611,000
                                    ============   ============   ============   ============
Amounts due after one year
   and on:
      Fixed rate loans              $        -0-   $    220,000   $         -0-  $    488,000
      Variable rate loans                    -0-             -0-            -0-           -0-
                                    ------------   ------------   ------------   ------------
Total loans                         $        -0-   $    220,000   $         -0-  $    488,000
                                    ============   ============   =============  ============

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

LOAN ORIGINATIONS - The following table presents our loan originations, purchases, sales and principal payments for the periods indicated:

                                       September 30,       September 30,
                                          2002                 2001
                                       -----------         -----------
Balance at beginning of period         $ 3,752,000         $ 3,339,000
Originations:
Loans                                    2,006,000           1,658,000
Loans held for sale                      8,414,000           6,462,000
                                       -----------         -----------
         Total Originations            $10,420,000           8,120,000

Less:
      Principal payments and
        Repayments
         Loans                             417,000             621,000
         Loans held for sale             1,234,000           1,113,000
                                       -----------         -----------
         Total principal payments        1,651,000           1,734,000

Loans sold:
      Loans held for sale                8,584,000           6,446,000
                                       -----------         -----------

Increase of provision
   for loans losses                         80,000              12,000
                                       -----------         -----------
         Total at end of period        $ 3,857,000         $ 3,267,000
                                       ===========         ===========

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

The following table summarizes non-performing loans and assets:

                                              SEPT. 30, 2002     MARCH 31, 2002
                                              --------------     --------------

Impaired and non-accruing mortgage loans      $      611,000     $     628,000
Accruing loans delinquent 90 days or more            290,000           250,000
                                              --------------     --------------
         Total non-performing loans           $      901,000     $      878,000
                                              ==============     ==============
Non-performing loans to total loans                   27.25%             29.35%
                                              ==============     ==============
Non-performing loans to total assets                  17.87%             18.52%
                                              ==============     ==============
Additional interest income that would have
   been recognized if non-accrual loans
   had been current                           $        2,000     $        2,000

Allowance for loan losses as a percent of
   non-performing loans                               70.37%             67.65%
                                              ==============     ==============
A summary of the allowance for loan losses is shown below:

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)


                                    THREE MONTHS ENDED        THREE MONTHS ENDED
                                    SEPTEMBER 30, 2002        SEPTEMBER 30, 2001
                                    ------------------        ------------------

Balance at beginning of period      $          590,000        $          599,000
   Provision for the period                     84,000                    13,000
   Charge-offs:
     Accrued loans delinquent more
       than 90 days                            (40,000)                      -0-
    Recoveries                                     -0-                       -0-
                                    ------------------        ------------------
Balance at end of period            $          634,000        $          612,000
                                    ==================        ==================
Allowance as a percent of loans                 19.18%                    26.87%
                                    ==================        ==================



                                    SIX MONTHS ENDED           SIX MONTHS ENDED
                                    SEPTEMBER 30, 2002        SEPTEMBER 30, 2001
                                    ------------------        ------------------

Balance at beginning of period      $          594,000        $          600,000
   Provision for the period                     80,000                    12,000
   Charge-offs:
     Accrued loans delinquent more
       than 90 days                            (40,000)                      -0-
    Recoveries                                     -0-                       -0-
                                    ------------------        ------------------
Balance at end of period            $          634,000        $          612,000
                                    ==================        ==================

Allowance as a percent of loans                 19.18%                    26.87%
                                    ==================        ==================


         The allocation of the Corporation's provision for loan losses and the allocation as percent of total loans as of September 30, 2002 and year ended March 31, 2002 are as follows:

                              SEP 30, 2002        %     MARCH 31, 2002      %
                             ------------    ------      ------------    ------
Loans, net                   $     75,000     2.78%      $     25,000     1.05%
Foreclosed loans (SBIC)           559,000    91.49%           569,000    90.60%
                             ------------    ------      ------------    ------
         Total               $    634,000    19.18%      $    594,000    19.86%
                             ============    =====       ============    ======

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

     The following table sets forth information regarding the Corporations delinquent loan portfolio and the percent of the total loan portfolio, excluding impaired and non-accruing loans:

                          SEPTEMBER 30, 2002    %       MARCH 31, 2002      %
                             ------------    ------      ------------    ------
Loans delinquent
  For:
30 - 59 days                 $     15,000     0.55%      $    126,000     5.33%
60 - 89 days                       50,000     1.86%            76,000     3.22%
90 days or more                   290,000    10.76%           250,000    10.58%
                             ------------    ------      ------------    ------
         Total               $    355,000    13.17%      $    452,000    19.13%
                             ============    ======      ============    ======

     The Corporation's delinquent loans have decreased by $97,000 as compared to year ended March 31, 2002. Management has reviewed all loans which are delinquent and believes that the loan loss reserves related to the total loan portfolio are sufficient, given the loan status and the collateral that supports the loans. Management's underwriting procedures are very conservative, 95% of all loans made are 1st mortgages and in addition, the average loan to value
(LTV) ranges are 60% to 70%. Management expects that all loans will be paid down in full and that the overall loan reserve levels are conservatively stated. The net increase of $40,000 to the loan loss reserve relates primarily to one loan that has become delinquent. Management believes that this increase in the reserve is conservative.

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

     The three SBIC loans are loans that were unstable during the Corporation's bankruptcy proceedings and have remained within the Corporation's portfolio. Management has determined the loans to be impaired, as the loans are collateral dependent, and they have been written down to appraisal values. The following is a summary of the SBIC loans as of September 30, 2002:

LOAN            LOAN MATURITY         AMOUNT          LOAN          CARRYING
NAME                 DATE          OUTSTANDING       RESERVE          VALUE
-------------   -------------    -------------    -------------   -------------
King Food          12/01/08      $      18,000    $      18,000   $         -0-
Fire Island        01/01/08            470,000          452,000          18,000
Bar Auto           01/01/04            123,000           89,000          34,000
                                 -------------    -------------   -------------
   Total                         $     611,000    $     559,000   $      52,000
                                 =============    =============   =============

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

     NET GAIN ON SALES OF LOANS HELD FOR SALE - For the six months ended September 30, 2002, the Corporation recognized $305,000 in net gains on loans held for sale compared to $170,000 for the six months ended September 30, 2001. This $135,000 increase and the increase in the current quarter ended September 30, 2002 over prior years quarter of $90,000 is due to the increase in the number and dollar amounts of mortgage loans originated and sold by the Corporation, as well as the Corporation increasing its originations fee percentages from approximately 2 points to 3 points per loan.

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)


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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)


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

     The sale price, currently estimated to be the net book value of the assets to be sold, will be an amount determined, in part, in accordance with an independent appraisal of the assets by a nationally recognized portfolio valuation company. The form of the Asset Sale will be reviewed and determined to be fair pursuant to an opinion to be delivered by an NASD registered broker-dealer. If the shareholders of the Corporation approve the Asset Sale, then the purchaser will pay approximately book value for the net assets which will be valued at the time of closing.

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)

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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)


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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)


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

THE FIRST CONNECTICUT CAPITAL CORPORATION (10QSB AMENDED)


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


                                    THE FIRST CONNECTICUT CAPITAL
                                    CORPORATION
                                    (Registrant)

Date:   March 7, 2003               By:
                                       -----------------------
                                       Lawrence R. Yurdin
                                       President