Form 10QSB/A
period 2002-12-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2003-03-13
CIK 730669

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB-A

  (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           EXCHANGE ACT

For the transition period from                to
                              ----------------  ------------------

Commission file number 811-0969
                       --------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,173,382
                                                    ----------

Transitional Small Business Format:  Yes     No  X
                                        ----   ----

THE FIRST CONNECTICUT CAPITAL CORPORATION

BALANCE SHEETS, DECEMBER 31, 2002 AND MARCH 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          December 31,        March 31,
ASSETS                                                                       2002               2002
                                                                         -------------     --------------
                                                                           UNAUDITED           AUDITED
Cash and cash equivalents                                                 $       254              $ 437
Loans - net of allowance for loan losses of
       $634 at September 30, 2002 and $594 at March 31, 2002                    2,280              2,172
Loans due from related parties                                                      -                225
Loans held for sale                                                             1,293              1,355
Due from partnerships                                                              93                 92
Accrued interest receivable                                                        49                 50
Servicing rights                                                                   66                 69
Fixed assets                                                                       14                 16
Deferred income taxes                                                             117                250
Other assets                                                                      132                 75
                                                                         -------------     --------------

TOTAL ASSETS                                                                  $ 4,298            $ 4,741
                                                                         =============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Line of credit                                                                $ 1,797            $ 2,441
Accounts payable to related parties                                                 -                203
Accounts payable and other accrued expenses                                       288                 94
                                                                         -------------     --------------

TOTAL LIABILITIES                                                               2,085              2,738
                                                                         -------------     --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, no par value, stated value $.50
   per share, authorized 3,000,000 shares,
   issued and outstanding 1,173,382 shares                                        587                587
Additional paid in capital                                                      9,253              9,253
Accumulated deficit                                                            (7,627)            (7,837)
                                                                         -------------     --------------

TOTAL STOCKHOLDERS' EQUITY                                                      2,213              2,003
                                                                         -------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      4,298             $4,741
                                                                         =============     ==============

See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             Three Months     Nine Months     Three Months      Nine Months
                                                                Ended           Ended            Ended            Ended
                                                             Dec 31, 2002     Dec 31, 2002     Dec 31, 2001     Dec 31, 2001
                                                            --------------   -------------    ------------     -------------
                                                              UNAUDITED        UNAUDITED        UNAUDITED        UNAUDITED
INTEREST INCOME:
Interest and fees on loans                                           $137            $628            $172              $559

Interest expense on line of credit                                     34             112              57               180
Other interest expense                                                  0               9               4                11
                                                            --------------   -------------    ------------     -------------

TOTAL INTEREST EXPENSE                                                 34             121              61               191
                                                            --------------   -------------    ------------     -------------

NET INTEREST INCOME                                                   103             507             111               368

Reserve (recovery)for loan losses                                       0              80             (28)              (16)
                                                            --------------   -------------    ------------     -------------

NET INTEREST INCOME AFTER  LOAN LOSSES AND
    REDUCTION OF ALLOWANCE FOR LOANS                                  103             427             139               384
                                                            --------------   -------------    ------------     -------------


OTHER OPERATING INCOME:
Servicing fees                                                         21              85              20                65
Net gains on sales of loans held for sale                              76             381              84               254
Other fees                                                             21              42               6                23
                                                            --------------   -------------    ------------     -------------
    TOTAL OTHER OPERATING INCOME                                      118             508             110               342
                                                            --------------   -------------    ------------     -------------

TOTAL INCOME                                                          221             935             249               726
                                                            --------------   -------------    ------------     -------------

OTHER OPERATING EXPENSES:

Officers' salaries                                                     64             159              46               133
Other salaries                                                         21              50              16                41
Directors' fees                                                           -             -                 -               1
Professional services                                                  50             110              89                99
Miscellaneous taxes                                                     5              15               3                13
Employee and general insurance                                         12              37              11                32
Rent                                                                    8              24               7                23
Amortization of servicing rights                                       17              51              18                54
Corporate insurance expenses                                           19              33               5                15
Licenses, dues and subscriptions expenses                               3              10               2                 5
Communications                                                          2               6               2                 7
Advertising and promotions                                              2               6               2                 4
Stock record and other financial expenses                               3              10               3                 9
Depreciation                                                            2               4               1                 3
Equipment and auto rental                                               4              14               4                11
Postage, office and other expenses                                      7              25              (2)               22
                                                            --------------   -------------    ------------     -------------
    TOTAL OTHER OPERATING EXPENSES                                    219             554             207               472
                                                            --------------   -------------    ------------     -------------

INCOME BEFORE INCOME TAXES                                              2             381              42               254
INCOME TAX PROVISION                                                   13             171               0                10
                                                            --------------   -------------    ------------     -------------

NET INCOME (LOSS)                                                     (11)           $210             $42              $244
                                                            ==============   =============    ============     =============

INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                 ($0.01)          $0.18           $0.04             $0.21
                                                            ==============   =============    ============     =============

Weighted average number of
  Common shares outstanding: (basic)                            1,173,382       1,173,382       1,173,382         1,173,382
                                                            ==============   =============    ============     =============

  Common shares outstanding: (diluted)                          1,190,265       1,181,953       1,173,382         1,173,382
                                                            ==============   =============    ============     =============


See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 Common Stock
                                        ----------------------------
                                                                          Additional
                                           Number Of                       Paid-In        Accumulated        Stockholders'
                                             Shares         Amount         Capital          Deficit             Equity
                                        --------------    ----------    ------------    ----------------    ---------------
BALANCE, April 1, 2002                      1,173,382          $587          $9,253             ($7,837)            $2,003

Net Income                                          -           -                -                  210                210
                                        --------------    ----------    ------------    ----------------    ---------------

BALANCE, December 31, 2002                  1,173,382          $587         $ 9,253             ($7,627)            $2,213
                                        ==============    ==========    ============    ================    ===============




See notes to financial statements.

THE FIRST CONNECTICUT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
                                                                                December 2002               December 2001
                                                                                --------------              --------------
                                                                                    UNAUDITED                   UNAUDITED
OPERATING ACTIVITIES
   Net income                                                                            $210                        $244
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation                                                                         4                           3
       Provision of (recovery of) allowance for loan losses                                80                         (16)
       Amortization of servicing rights                                                    51                          54
       Decrease in deferred tax asset                                                     133                           -
       Origination of loans held for sale                                             (11,630)                    (10,469)
       Proceeds from sales of loans held for sale                                      11,692                       9,916
       Changes in asset and liabilities:
          Increase in restricted cash                                                                                  (2)
          Decrease in accrued interest receivable                                          (1)                         (2)
          Increase in servicing rights                                                    (48)                        (54)
          Increase in other assets                                                        (57)                         (9)
          Decrease in accounts payable to related parties                                (203)                          -
          Increase in accounts payable and other accrued expenses                         194                         112
                                                                                --------------              --------------

            Net cash provided by (used in) operating activities                           425                        (223)
                                                                                --------------              --------------

INVESTING ACTIVITIES
      Originations of loans                                                            (2,837)                     (2,357)
      Principal collected on loans                                                      2,874                       2,601
      Purchase of fixed assets                                                             (2)                         (6)
                                                                                --------------              --------------

            Net cash provided by investing activities                                      35                         238

FINANCING ACTIVITIES
      Decrease in line of credit borrowings                                              (644)                       (234)
     Amounts due from Partnership loans                                                     1                           -
                                                                                --------------              --------------

            Net cash provided by (used in) financing activities                          (643)                       (234)
                                                                                --------------              --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (183)                       (219)

CASH AND CASH EQUIVALENTS, BEGINNING                                                      437                         232
                                                                                --------------              --------------

CASH AND CASH EQUIVALENTS, ENDING                                                        $254                         $13
                                                                                ==============              ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                $114                        $130
   Cash paid for taxes                                                                    $30                          $3

See notes to financial statements.


               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


ANALYSIS OF FINANCIAL CONDITION:

         CASH AND CASH EQUIVALENTS- Cash and cash equivalents amounted to $254,000 as of December 31, 2002 as compared to $437,000 as of the year ended March 31, 2002. The decrease of $183,000 is the result of ongoing loan originations and advances made per contract on current construction loans.

         LOANS - Loans amounted to $2,280,000 as of December 31, 2002, as compared to $2,172,000, as of the year ended March 31, 2002. The increase of $108,000 is due to the increase in loan originations and other funding opportunities.

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

                                                             2002
         Deferred tax asset:
              Net operating loss carryforwards           $ 2,166,000
              Loan loss reserves                             190,000
              Valuation allowance                         (2,239,000)
                                                         -----------
                  Net deferred tax asset                 $   117,000
                                                         ============

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR THE NINE MONTHS ENDED
 DECEMBER 31, 2002

                                                                            INTEREST        AVERAGE
                                                               AVERAGE       EARNED         YIELD(4)
                                                            -----------    -----------    -----------
INTEREST-EARNING ASSETS (1):
Cash and cash equivalents                                   $   626,000      $   2,000         0.43%
Loans, net                                                    2,127,000        375,000         23.51%
Loans due from related parties                                  150,000         26,000         23.11%
Loans held for sale                                           1,208,000        213,000         23.51%
Due from partnerships                                            79,000         14,000         23.63%
                                                            -----------    -----------    -----------

         Total average interest-earning assets                4,190,000        630,000         20.05%
                                                            -----------    -----------    -----------

Non-interest earning assets                                     397,000
                                                            -----------
         Total average assets                               $ 4,587,000
                                                            ===========
INTEREST-BEARING LIABILITIES:

Line of credit                                              $ 2,145,000    $   121,000          7.52%
                                                            -----------    -----------    -----------

NON INTEREST-BEARING LIABILITIES:

Accounts payable to related parties                                 -0-
Accounts payable & other accrued expenses                       251,000
                                                            -----------
         Total non interest bearing liabilities                 251,000

         Total average liabilities                            2,396,000
                                                            -----------

         Total average stockholders
            equity                                            2,121,000
                                                            -----------

         Total average liabilities and
            stockholders equity                             $ 4,587,000
                                                            ===========

Net interest income and net interest rate spread (2)        $   509,000                        12.53%
                                                            ===========                   ===========

Net interest-earning assets
  and net interest margin (3)                                                2,045,000         16.20%
                                                                           -----------    -----------
Average interest-earning assets to
   average interest-bearing liabilities                                                          1.95
                                                                                          ===========

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


               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID FOR NINE MONTHS ENDED
  DECEMBER 31, 2001

                                                                            INTEREST        AVERAGE
                                                               AVERAGE       EARNED         YIELD(4)
                                                            -----------    -----------    -----------
INTEREST-EARNING ASSETS (1):

Cash and cash equivalents                                   $   268,000    $     6,000          2.99%
Loans, net                                                    2,380,000        371,000         20.78%
Loans held for sale                                           1,210,000        188,000         20.72%
                                                            -----------    -----------    -----------

         Total average interest-earning assets                3,858,000        565,000         19.53%
                                                            -----------    -----------    -----------

Non-interest earning assets                                     700,000
                                                            -----------
         Total average assets                               $ 4,558,000
                                                            ===========
INTEREST-BEARING LIABILITIES:

Line of credit                                              $ 2,335,000    $   191,000         10.91%
                                                            -----------    -----------    -----------

NON INTEREST-BEARING LIABILITIES:

Accounts payable & other accrued expenses                        90,000
                                                            -----------

         Total average liabilities                            2,425,000
                                                            -----------

         Total average stockholders
            equity                                            2,133,000
                                                            -----------

         Total average liabilities and
            stockholders equity                             $ 4,558,000
                                                            ===========

Net interest income and net interest rate spread (2)                       $   374,000          8.62%
                                                                           ===========     ==========

Net interest-earning assets
  and net interest margin (3)                                               $ 1,523,000        12.93%
                                                                            -----------    ----------
Average interest-earning assets to
   average interest-bearing liabilities                                                         1.65
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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

RATE VOLUME ANALYSIS OF NET INTEREST INCOME - The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

1) changes attributable to changes in volume (change in volume multiplied by prior rate); 2) changes attributable to change in rate (change in rate multiplied by prior volume); and 3) the net change

The changes attributable to the combined impact of the volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                 Three Months Ended                                  Nine Months Ended
                                  December 31, 2002                                  December 31, 2002
                              Versus December 31, 2001                            Versus December 31, 2001
                               INCREASE (DECREASE) DUE TO:                       INCREASE (DECREASE) DUE TO:
                           ------------------------------------            -------------------------------------
                             VOLUME        RATE         TOTAL                VOLUME        RATE         TOTAL
                           ----------   ----------   ----------            ----------   ----------    ----------
Cash and cash
  Equivalents              $    2,000   $   (2,000)  $       -0-           $    3,000   $   (7,000)   $   (4,000)
Loans, net                     97,000     (122,000)     (25,000)              (61,000)      65,000         4,000
Loans due from
  related parties               4,000           -0-       4,000                26,000           -0-       26,000
Loans held for
  sale                         49,000       (66,000)    (17,000)               (9,000)      34,000        25,000
Due from
  partnerships                  3,000           -0-       3,000                14,000           -0-       14,000
                           ----------   ----------   ----------            ----------   ----------    ----------
Total interest
   Income                     155,000     (190,000)     (35,000)              (27,000)      92,000        65,000
                           ----------   ----------   ----------            ----------   ----------    ----------

Borrowings:
  Line of credit               13,000      (40,000)     (27,000)               (9,000)     (79,000)      (70,000)
                           ----------   ----------   ----------            ----------   ----------    ----------

Net interest income        $  142,000   $ (150,000)  $   (8,000)           $  (36,000)  $  171,000    $  135,000
                           ==========   ==========   ==========            ==========   ==========    ==========

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


LOAN PORTFOLIO COMPOSITION: The Corporation's loan portfolio primarily consists of construction and remodeling mortgage loans that are secured by residential or commercial real estate and three SBIC loans that were originated in the early 1980's. The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

                                          DECEMBER 31,      PERCENT         MARCH 31,       PERCENT
                                             2002           OF TOTAL          2002          OF TOTAL
                                          ------------    ------------    ------------    ------------
Mortgage loans:
   Loans                                  $  2,311,000          79.31%    $  2,138,000          71.48%
   Loans due from related parties                   -0-             0%         225,000           7.52%
   Foreclosed loans (SBIC)                     603,000          20.69%         628,000          21.00%
                                          ------------    ------------    ------------    ------------
         Total loans                          2,914,000        100.00%       2,991,000         100.00%
Less:
   Allowance for loan losses                   634,000                         594,000
                                          ------------                    ------------
         Total loans, net                    2,280,000                       2,397,000

   Loans held for sale                       1,293,000                       1,355,000
                                          ------------                    ------------
         Total loans and
           loans held for sale, net       $  3,573,000                    $ 3 ,752,000
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

                                                     LOANS HELD        LOANS DUE     OTHER LOANS
                                         LOANS        FOR SALE     RELATED PARTIES      SBIC
                                    ------------    ------------    ------------    ------------
Amounts Due:
   Within one year                  $  2,232,000    $  1,293,000    $         -0-   $    122,000
   After one year
      One to Two                          23,000              -0-             -0-             -0-
      Five to Ten                         56,000              -0-             -0-        481,000
                                    ------------    ------------    ------------    ------------
Total loans                         $  2,311,000    $  1,293,000    $         -0-   $    603,000
                                    ============    ============    ============    ============
Amounts due after one year
   and on:
      Fixed rate loans              $     79,000    $         -0-   $         -0-   $    481,000
      Variable rate loans                     -0-             -0-             -0-             -0-
                                    ------------    ------------    ------------    ------------
Total loans                         $     79,000    $         -0-   $         -0-   $    481,000
                                    ============    ============    ============    ============

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


LOAN ORIGINATIONS - The following table presents our loan originations, purchases, sales and principal payments for the periods indicated:

                                            December 31,        December 31,
                                               2002                 2001
                                            -----------         -----------

Balance at beginning of period              $ 3,752,000         $ 3,339,000
Originations:
Loans                                         2,837,000           2,357,000
Loans held for sale                          11,630,000          10,469,000
                                            -----------         -----------
         Total Originations                 $14,467,000          12,826,000
Less:
      Principal payments and
         Repayments                           2,874,000           2,601,000


Loans sold:
      Loans held for sale                    11,692,000           9,916,000

Increase (decrease) of provision
   for loans losses                              80,000             (16,000)
                                            -----------         -----------

         Total at end of period             $ 3,573,000         $ 3,664,000
                                            ===========         ===========

         As of the quarters ended December 31, 2002 and 2001 the Corporation was servicing loans totaling $16,860,000 and $12,967,000, respectively.

ASSET QUALITY - The Corporation's loan portfolio primarily consists of construction mortgage loans and three SBIC loans that were originated in the early 1980's. The accrual of interest income is generally discontinued when loans become 90 days or more past due with respect to interest. The Corporation had a balance of impaired and non-accrued loans of $603,000 at December 31, 2002 and $628,000 at March 31, 2002.

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


The following table summarizes non-performing loans and assets:

                                                       DEC. 31, 2002        MARCH 31, 2002
                                                       --------------       --------------
Impaired and non-accruing mortgage loans               $     603,000        $      628,000
Accruing loans delinquent 90 days or more                    647,000               250,000
                                                       --------------       --------------

         Total non-performing loans                    $    1,250,000       $      878,000
                                                       ==============       ==============

Non-performing loans to total loans                            42.89%               29.35%
                                                       ==============       ==============

Non-performing loans to total assets                           29.08%               18.52%
                                                       ==============       ==============
Additional interest income that would have been
         recognized if non-accrual loans
         had been current                              $        2,000       $        2,000

Allowance for loan losses as a percent of
         non-performing loans                                  50.71%               67.65%
                                                       ==============       ==============


A summary of the allowance for loan losses is shown below:

                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                         DECEMBER 31, 2002    DECEMBER 31, 2001
                                        ------------------   ------------------

Balance at beginning of period          $          634,000   $          612,000
   Provision for the period                             -0-             (28,000)
   Charge-offs:
         Accrued loans delinquent more
            than 90 days                                -0-             (16,000)
    Recoveries                                          -0-                  -0-
                                        ------------------   ------------------
Balance at end of period                $          634,000   $          568,000
                                        ==================   ==================
Allowance as a percent of total loans               21.76%               26.44%
                                        ==================   ==================

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


                                         Nine Months Ended   Nine Months Ended
                                         DECEMBER 31, 2002   DECEMBER 31, 2001
                                        ------------------   ------------------

Balance at beginning of period          $          594,000   $          600,000
   Provision for the period                         80,000              (16,000)
   Charge-offs:
         Accrued loans delinquent more
            than 90 days                           (40,000)             (16,000)
    Recoveries                                          -0-                  -0-
                                        ------------------   ------------------
Balance at end of period                $          634,000   $          568,000
                                        ==================   ==================
Allowance as a percent of total loans               21.76%               26.44%
                                        ==================   ==================


         The allocation of the Corporation's provision for loan losses and the allocation as percent of total loans as of December 31, 2002 and year ended March 31, 2002 are as follows:

                           DEC 31, 2002     %        MARCH 31, 2002      %


Loans, net                 $     75,000    3.25%      $    25,000       1.05%
Foreclosed loans (SBIC)         559,000   92.70%          569,000      90.60%
                           ------------               -----------
         Total             $    634,000   21.76%      $   594,000      19.86%
                           ============               ===========



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

         The following table sets forth information regarding the Corporations delinquent loan portfolio and the percent of the total loan portfolio, excluding impaired and non-accruing loans:

                      DECEMBER 31, 2002      %         MARCH 31, 2002      %
                      -----------------              -----------------
Loans delinquent
   For:
30 - 59 days          $         241,000    10.43%    $         126,000    5.33%
60 - 89 days                         -0-      -0%               76,000    3.22%
90 days or more                 647,000    28.00%              250,000   10.58%
                      -----------------              -----------------
         Total        $         888,000    38.43%    $         452,000   19.13%
                      =================              =================

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

         The Corporation's delinquent loans have increased by $436,000 since March 31, 2002. This increase is attributable to three loans which have become past due. Management has reviewed the collateral of these loans and believes they are all collectable. .These loans are secured with first mortgages on residential properties with loan to value ratios at conservative levels. Management has reviewed all loans which are delinquent and believes that the loan loss reserve related to the total loan portfolio is sufficient given the loan status and the collateral that supports the loans. Management's underwriting procedures are very conservative, 95% of all loans made are 1st mortgages on residential properties; and in addition, the average loan to value
(LTV) ranges are 60% to 70%. Management expects that all loans will be paid down in full and that the overall reserve levels are conservatively stated. The net increase in the reserve for loan losses of $40,000 from March 31, 2002 relates to the increase in delinquent loans. Management believes the loan loss reserves are conservatively stated for the nine months ended December 31, 2002.

         The three SBIC loans are loans that were unstable during the Corporation's bankruptcy proceedings and have remained within the Corporation`s loan portfolio. Management has determined the loans to be impaired, as the loans are collateral dependent, and they have been written down to appraisal values. The following is a summary of the SBIC loans as of December 31, 2002:

LOAN            LOAN MATURITY       AMOUNT           LOAN           CARRYING
NAME                DATE         OUTSTANDING        RESERVE           VALUE
-------------   -------------   -------------    -------------    -------------
King Food         12/01/08      $      14,000    $      14,000    $         -0-
Fire Island       01/01/08            467,000          454,000           13,000
Bar Auto          01/01/04            122,000           91,000           31,000
                                -------------    -------------    -------------
        Total                   $     603,000    $     559,000    $      44,000
                                =============    =============    =============

RESULTS OF OPERATIONS

         GENERAL - The Corporation had net income of $210,000 for the nine months ended December 31, 2002 as compared to a net income of $244,000 for the nine months ended December 31, 2001. This decrease of $34,000 is due to the increase in the income tax provision of $161,000, the increase of $96,000 in the reserve for loan losses, the increase of $35,000 in officers and other salaries, the increase of $127,000 in net gains on sales of loans held for sale, the decrease of $70,000 paid on our line of credit and the increase of $69,000 earned on interest and fees on loans.

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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


         Management attributes the increase in its net interest income and other operating income to an increase of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industries. The Corporation continued to provide construction financing to a segment of the market whose price range, is believed to be less affected by negative economic conditions.


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

         PROVISION FOR LOAN LOSSES - The Corporation for the nine months ended December 31, 2002 recorded a provision of $80,000, net of recoveries, for the allowance for potential loan losses and has written off a $40,000 loan which was previously reserved at March 31, 2002. The Corporation for the nine months ended December 31, 2001 had recorded a reduction in the provision for loan losses in the amount of $16,000. The provision for loan losses for the three months ended December 31, 2002 had no change, as compared to the three months ended December 31, 2001 which reflected a reduction in the provision of $28,000.

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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

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

         The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has engaged the services of an investment advisor to assist in maximizing stockholder value. In this connection, the Corporation has entered into definitive a agreement with respect to the sale of all or substantially all, the Corporation's assets to, and the assumption of all the Corporation's liabilities by, members of management and the board of directors.

         The Corporation has also engaged in definitive a agreement with certain private investors who are not presently affiliates of the Corporation with respect to the possible sale by the Corporation of shares of its common stock and warrants to purchase common stock, together with a contractual undertaking to permit the investors to manage the business and strategic operations of the Corporation subsequent to the sale of the business assets described in the preceding paragraph.

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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

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

            The sale price, currently estimated to be the net book value of the assets to be sold, will be an amount determined, in part, in accordance with an independent appraisal of the assets by a nationally recognized portfolio valuation company. The form of the Asset Sale will be reviewed and determined to be fair pursuant to an opinion to be delivered by an NASD registered broker-dealer. If the shareholders of the Corporation approve the Asset Sale, then the purchaser will pay approximate book value for the net assets which will be valued at the time of closing.

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

            Assuming consummation of the Asset Sale and the Securities Sale the Company would have 1,423,382 shares outstanding, excluding shares reserved for outstanding options and warrants. Pursuant to the terms of the proposed transactions, the Company will declare a dividend to stockholders, pro rata of all cash on hand after the closing of the Asset Sale and the Securities Sale in excess of $1,500,000, after payment and accruals of all liabilities, fees and expenses provided such dividend equals or exceeds $.15 per share.

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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001


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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

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

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

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

PART III - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         None

         Certification of Officers


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

               The First Connecticut Capital Corporation 10-QSB-A
         For the Three and Nine Months Ended December 31, 2002 and 2001

                                   THE FIRST CONNECTICUT CAPITAL
                                                     CORPORATION
                                                     (Registrant)


Date:   March 7, 2003              By:
                                      -----------------------------
                                       Lawrence R. Yurdin
                                       President