Form 10KSB
period 2003-03-31
FIRST CONNECTICUT CAPITAL CORP/NEW/
filed 2003-05-29
CIK 730669

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year ended MARCH 31, 2003.

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

Registrant's revenues for its most recent fiscal year:  $1,484,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 22, 2003 based on the closing sales price of such stock on such date was approximately $909,000.

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____   No_____

The number of shares outstanding of the registrant's common stock as of May 28, 2003 was 1,173,382.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are hereby incorporated by reference into the following Parts of this Form 10-KSB: (1) financial statements as of and for the fiscal years ended March 31, 2003 and 2002, and Independent Auditors' Report is incorporated by reference into Part II Item 7.

                   THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002

                                TABLE OF CONTENTS


PART I                                                                     PAGE

      Item 1 - Description of Business.................................... 1 - 9

      Item 2 - Description of Property........................................ 9


      Item 3 - Legal Proceedings.............................................. 9

      Item 4 - Submissions of Matters to a Vote of Security Holders........... 9

PART II

      Item 5 - Market for Common Equity and Related Stockholder Matters...... 10

      Item 6 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................. 10 - 26

      Item 7 - Financial Statements.........................................  26

      Item 8 - Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure..................  26

PART III

      Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act..  27 - 28

      Item 10 - Executive Compensation....................................... 28

      Item 11 - Security Ownership of Certain Beneficial Owners and
                     Management..........................................28 - 30

      Item 12 - Certain Relationships and Related Transactions...........30 - 32

      Item 13 - Exhibits and Reports on Form 8-K............................. 32

      Item 14 - Controls and Procedures.................................. 32 -33

SIGNATURES.............................................................. 34 - 37

                   THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

           This annual report and other reports issued by The First Connecticut Capital Corporation ("FCCC or the Corporation"), including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements that deal with future results, plans or performances. In addition, FCCC's management may make such statements orally, to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. FCCC's future results may differ materially from historical performance and forward-looking statements about FCCC's expected financial results or other plans are subject to a number of risks and uncertainties. These include but are not limited to possible legislative changes and adverse economic, business and competitive developments such as shrinking interest margins, investment outflows, reduced demand for loans, changes in accounting policies and guidelines, or monetary and fiscal policies of the federal government, changes in credit and other risks posed by FCCC loan portfolios, technological, computer-related or operational difficulties, adverse changes in security markets, results of litigation or other significant uncertainties.

SUBSEQUENT EVENT; PROPOSED SALE OF CORPORATION'S BUSINESS AND ASSETS

           The Corporation has entered into a definitive agreement (the "Asset Purchase Transaction") with respect to the sale by the Corporation of all or substantially all of its assets to, and the assumption of all of the Corporation's liabilities by, FCCC Holding Company, LLC, a limited liability company consisting of members of management and the board of directors of the Corporation, including Lawrence R. Yurdin, the Corporation's President. The Corporation has also entered into a definitive agreement (the "Stock Purchase Transaction") with certain private investors who are not presently affiliates of the Corporation with respect to the sale by the Corporation of shares of its common stock and warrants to purchase common stock, together with a contractual undertaking to permit the investors to manage the business and strategic operations of the Corporation subsequent to the sale of the business assets.

           On April 11, 2003, the Corporation filed a definitive Proxy Statement with the Securities and Exchange Commission for its Annual Meeting of Stockholders that set forth, among other things, information with respect to the Asset Purchase and the Stock Purchase Transactions for Stockholder consideration. The scheduled date of the Annual Meeting of Stockholders is June 3, 2003, and the record date is April 10, 2003. The Notice of Annual Meeting of Stockholders and Proxy Statements, including copies of the Corporation's Annual Reports on Form 10-KSB, as amended, for the fiscal years ended March 31, 2002 and March 31, 2001, and the Corporation's Quarterly Report on Form 10-QSB, as amended, for the quarterly period ended December 31, 2002, were mailed to Stockholders of record on the record date on or about April 25, 2003.

                   THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002

At the Annual Meeting, Stockholders will be asked to consider, vote upon and approve the Asset Purchase Transaction and the Stock Purchase Transaction, as well as to: (1) elect five Directors of the Corporation; (2) consider, vote upon and approve the Corporation's 2002 Equity Incentive Plan; (3) consider, vote upon and approve an amendment to the Corporation's Certificate of Incorporation, as amended, to change the name of the Corporation to FCCC, Inc.; and (4) consider, vote upon and approve the appointment of the Corporation's auditors for the fiscal year ending March 31, 2003.

           In the event that the Stockholders approve the Asset Purchase and Stock Purchase Transactions at the Annual Meeting, the simultaneous closing of those transactions are anticipated to take place on or about June 10, 2003.

           The following pro forma balance sheet and accompanying notes of the Corporation serve to illustrate the results of the proposed Asset Purchase and Stock Purchase Transactions as if they had occurred as of March 31, 2003. The pro forma balance sheet and notes are provided to give investors information about the continuing impact of the transaction by showing how it might have affected historical financial information if the transaction had been consummated at an earlier time. Such pro forma information is designed to assist the investors in analyzing the future prospects of a company because they illustrate the possible scope of the change in the company's financial position and results of operations caused by the transactions. The pro forma balance sheet and notes thereto do not take into account any possible post-closing dividends by the Corporation or the results of operation between March 31, 2003 and the closing date.





                    THE FIRST CONNECTICUT CAPITAL CORPORATION
                             PRO FORMA BALANCE SHEET
                              AS OF MARCH 31, 2003
                      (IN THOUSANDS EXPECT PER SHARE DATA)

                                                                 PRO FORMA            PRO FORMA

                                               MARCH 31, 2003   ADJUSTMENTS            BALANCES
                                               --------------   -----------            --------

(AUDITED) (UNAUDITED) (UNAUDITED)
   ASSETS


    Cash and cash equivalents                    $    30        $ 2,159        A         $ 2,441
                                                                    250        B
                                                                      2        B
    Loans- net of allowance for loan
        losses of $539                             1,509         (1,509)       A            --

    Loans held for sale                            1,571         (1,571)       A            --

    Due from partnerships                             83            (83)

    Assets acquired in lieu of foreclosure           515           (515)       A            --

    Accrued interest receivable                       37            (37)       A            --

    Servicing rights                                  52            (52)       A            --

    Fixed assets                                      12            (12)       A            --

     Deferred income taxes                            72             --                     72









                   THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




   Other assets                                      121           (121)       A            --
                                                 -------        -------
          TOTAL ASSETS                           $ 4,002        $(1,489)                 $ 2,513
                                                 =======        =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Line of credit                                $ 1,487        $(1,487)       A         $  --

   Accounts payable and other accrued expenses       254           (254)       A            --
                                                 -------        -------                  -------
          TOTAL LIABILITIES                        1,741         (1,741)                    --


STOCKHOLDERS' EQUITY
Common stock, no par value, stated value
   $.50 per share authorized 3,000,000
   shares, issued and outstanding 1,173,382
   shares at March 31, 2003 and 1,423,382
   after transaction                                 587            125        B             712

   Additional paid-in capital                      9,253            127        B           9,380

   Accumulated deficit                            (7,579)           --                    (7,579)
                                                 -------        -------                  -------

          TOTAL STOCKHOLDERS' EQUITY               2,261            252                    2,513
                                                 -------        -------                  -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 4,002        $(1,489)                 $ 2,513
                                                 =======        =======                  =======


NOTES TO PRO FORMA BALANCE SHEET

      NOTE 1 - ORGANIZATION

            The Corporation is engaged in the construction mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate. The Corporation's revenues consist of loan servicing fees, loan origination fees, interest on mortgage loans held prior to sale and gains from the sale of loans and mortgage servicing rights. Mortgage loans that are originated or purchased by the Corporation may be resold. The Corporation also engages in mortgage servicing of its own Portfolio Loan Program, which includes the processing and administration of mortgage loan payments and remitting principal and interest to purchasers.

      NOTE 2 - OVERVIEW OF THE TRANSACTIONS

            The Corporation announced the execution of definitive agreements for the sale of its mortgage business (the "Asset Sale") to FCCC Holding Company, LLC, a company organized by members of the Board of Directors and management, including Lawrence Yurdin ( the current President of the Corporation ). The Asset Sale would include all of the assets (excluding cash and deferred income taxes) of the mortgage business and the assumption of all liabilities and other obligations, including contingent liabilities. Upon closing of the Asset Sale and the transactions described in the Stock Purchase Agreement (the "Securities Sale"), the Corporation would have no operating business.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002


            The sale price, currently estimated which will be the approximate net book value of the assets to be sold, will be an amount determined, in part, in accordance with an independent appraisal of the loan portfolio by a nationally recognized portfolio valuation company. The form of the Asset Sale will be reviewed and determined to be fair pursuant to an opinion to be delivered by an NASD registered broker-dealer.

            The Purchaser (of which Lawrence Yurdin, the President of the Corporation, is a member and manager) would pay the approximate net book value for the assets of the Corporation (excluding cash and deferred income taxes) at the time of the closing if approved by the stockholders of the Corporation.

            Simultaneously with the proposed Asset Sale, the Corporation would issue and sell to Bernard Zimmerman, of Weston, Connecticut, and Martin Cohen, of New York City, New York or their affiliates, for an aggregate purchase price of $252,000 in cash, a total of 250,000 Common Shares of the Corporation, together with five year warrants to purchase an additional 200,000 shares at a purchase price of $.01 per warrant, exercisable at a price of $1 per share. Messrs. Zimmerman and Cohen or their affiliates may also purchase additional Common Shares from other sources. Upon completion of the Securities Sale, Messrs. Zimmerman and Cohen will each own 188,300 shares and warrants to purchase 100,000 shares at $1.00 per share.

            Assuming consummation of the Asset Sale and the Securities Sale and after payment of expenses, the Corporation would have 1,423,382 shares outstanding, excluding shares reserved for outstanding options and warrants. If the Corporation has total cash on hand of not less than $1,500,000, after payment of all fees, expenses related to the Asset Purchase and Stock Purchase transactions, liabilities of the Corporation to be paid at or prior to closing and any accrued expenses, then pursuant to the terms of the proposed transactions, the Corporation would declare and pay a cash dividend to stockholders within three months of the closing, pro rata, based upon the then outstanding number of shares of the Corporation's Common Stock, of all cash (if any) on hand in excess of $1,500,000 after the closing of the Asset Sale and the Securities Sale and after payment of all fees, expenses and liabilities to be paid at or prior to Closing, provided such dividend equals or exceeds $.15 per share.

            Pursuant to the terms of the Asset Purchase and Stock Purchase Agreements, Messrs. Zimmerman and Cohen will designate three of the five nominees for election to the Corporation's Board of Directors and will supervise the day-to-day operations of the Corporation subsequent to the closing.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002






            In the event that the Corporation is unable to consummate a material merger or business combination transaction or series of transactions (defined as having an aggregate value in excess of $750,000) within 36 months of the closing of the Asset Sale (subject to a three month extension under certain circumstances), then upon the request of the holders of 20% or more outstanding stock of the Corporation held by non-affiliates of management, the Corporation would schedule a meeting of stockholders and issue a proxy solicitation pursuant to which the stockholders would vote on whether to liquidate the Corporation

            The Agreements provide that all shares held by management shall be voted in the same proportion as the non-management shares with respect to such vote

      NOTE 3 - PRO FORMA ADJUSTMENTS

            The following adjustments correspond to the pro forma adjustments included on the unaudited pro forma balance sheet as at March 31, 2003.

      A. The Corporation sells to FCCC Holding Company, LLC, all of the assets (excluding cash and deferred income taxes) of the mortgage business at their approximate book value (the "Asset Sale"), subject to the assumption of all liabilities and other obligations, including contingent liabilities.

      B. Simultaneously, with the Asset Sale, the Corporation will issue and sell for a purchase price of $250,000, a total of 250,000 Common Shares of the Corporation, and for a purchase price of $2,000, five year warrants to purchase an additional 200,000 shares, exercisable at a price of $1 per share (collectively the "Securities Sale").

            The following summarizes the assets purchased and liabilities assumed which comprises the overall purchase price on a pro forma basis as of March 31, 2003:

                                                            Amount
                            Description                  (in thousands)
------------------------------------------------    ---------------------

      Loans, net of allowances of $539                      $1,509
      Loans held for sale                                    1,571
      Due from partnerships                                     83
      Assets acquired in lieu of foreclosure                   515
      Accrued interest receivable                               37
      Servicing rights                                          52
      Fixed assets                                              12
      Investment in partnerships                               -0-
      Other assets                                             121
      Line of credit                                       (1,487)
      Accounts payable and accrued expenses                  (254)
                                                            -----


                      Purchase Price                        $2,159
                                                            ======

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




      NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            See the Corporation's March 31, 2003 financial statements included in Exhibit 13.

      NOTE 5- REPRESENTATIONS

            The Corporation makes no representations as to the net worth of the Corporation or the book value of its assets or business at the actual closing date currently anticipated to occur on or about June 10, 2003, subject to extension, which will be adjusted to reflect the results of operations for the period between March 31, 2003 and such closing date. The Pro Forma Balance Sheet does not take into account any post-closing dividend or the results of operations between March 31, 2003 and the actual closing date. The Corporation makes no representation as to the value, if any, of the deferred tax assets that the Corporation will retain after the closing. A Pro Forma Statement of Income has not been prepared as the Corporation will not have any significant operating business post transactions.

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

      The Corporation also engages in mortgage servicing of its own Portfolio Loan Program, which includes the processing and administration of mortgage loan payments and remitting principal and interest to purchasers. The Corporation also monitors delinquencies, collects late fees, manages foreclosures, processes prepayments and loan assumption fees, provides purchasers with required reports, and answers borrowers' inquiries. Although management plans, from time to time, to sell a portion of its mortgages originated, management intends to build the size of its mortgage servicing portfolio by retaining the servicing rights from a large share of its mortgage loan originations.

      As of March 31, 2003, the Corporation serviced a total portfolio of approximately $18,097,000, as listed below:

      Portfolio Loan Program                               $10,039,000
      First Connecticut Capital Mortgage Fund "A"            4,795,000
      First Connecticut Capital Mortgage Fund "B"            3,263,000
                                                         -------------
                                                           $18,097,000

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



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

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



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

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



PERSONNEL

      As of March 31, 2003, the Corporation had 5 employees (including Lawrence
R. Yurdin its President), all of whom were employed at the Corporation's headquarters in Shelton, Connecticut. Management of the Corporation believes that its relations with its employees are good.

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


ITEM 3.    LEGAL PROCEEDINGS

                     None.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                     MATTERS

      The Corporation's Common Stock is traded over the counter, and the low bid and high ask prices of the Corporation's stock are quoted on the OTC Bulletin Board under the symbol FCCC. Following are the low and high bid prices for the Corporation's Common Stock during the fiscal years ended March 31, 2003 and 2002 as quoted on the OTC Bulletin Board:

                                                        LOW               HIGH
           2003
           First Quarter                            $   .51              $ .65
           Second Quarter                               .51                .82
           Third Quarter                                .71                .82
           Fourth Quarter                               .75               1.01

                                                        LOW               HIGH
           2002
           First Quarter                            $   .64              $ .66
           Second Quarter                               .65                .75
           Third Quarter                                .65               1.10
           Fourth Quarter                               .65                .86

      The approximate number of stockholders of record on May 28, 2003 was 1,330 and the Corporation estimates that it has a total of approximately 1,689 beneficial shareholders. The closing bid quotation of the Corporation's Common Stock on that date was approximately $.85. The Corporation has not paid any dividends on its Common Stock since April 27, 1990.

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

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



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

ANALYSIS OF FINANCIAL CONDITION:

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents for the years ended March 31, 2003 and 2002 are $30,000 and $437,000, respectively. The decrease of $407,000 for the year ended March 31, 2003 was as a result of the pay-down of the Corporation's line of credit.

      LOANS - Loans as of March 31, 2003 and 2002 was $1,509,000 and $2,172,000,
respectively. The decrease of $663,000 was due to a reclassification of loans amounting to $515,000 to assets acquired in lieu of foreclosure and the increase of new investors and the increase of loan originations and loans sold to individuals, corporations and Partnerships A and B.

      LOANS HELD FOR SALE - Loans held for sale as of March 31, 2003 and 2002 was $1,571,000 and $1,355,000, respectively. The increase of $216,000 was due to an increase in loan originations and loans retained by the Corporation.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




      LOANS DUE FROM RELATED PARTIES - Loans due from related parties at year ended March 31, 2003 as compared to year ended March 31, 2002 decreased by $225,000. This decrease is due to a loan payoff of $225,000 in fiscal year 2003 for a loan that was made to a director of the Corporation during the year ended March 31, 2002.

      ASSET ACQUIRED IN LIEU OF FORECLOSURE - During the year ended March 31, 2003 the Corporation took title in lieu of foreclosure of certain real estate collateral for loans owed to the Corporation in the amount of $515,000. The fair value of this real estate is approximately $515,000 as of March 31, 2003.

      DUE FROM PARTNERSHIPS - Due from Partnerships represents an accrual for service fees due the Corporation at years ended March 31, 2003 and 2002 in the amount of $83,000 and $92,000, respectively. The decrease of $9,000 is the result of amounts collected from the Partnerships, thus reducing the accrual on servicing fees receivable.

      DEFERRED TAX ASSET - The deferred tax asset results primarily from net operating loss carryforwards (NOLS). Management has evaluated the available information about future taxable income. The valuation allowance reduces the deferred tax asset to management's best estimate of the amount of such deferred tax asset that more likely than not will be realized. It is management's estimation that the Corporation will be able to earn approximately $211,000 over the next year, and thereby utilize the net deferred tax asset. This estimate has been based on the Corporation's past fiscal years earnings. It is management's belief that the Corporation has conservatively estimated its future net income as the Corporation continues to grow its mortgage business and keep its cost structures constant. The past three years pre-tax earnings, were as follows:

      o     FY 2003 - $483,000.
      o     FY 2002 - $360,000.
      o FY 2001 - $(308,000) (after the one time $520,000 loan impairment charge for the three old SBIC loans that were deemed to be impaired in 2001).

      The Corporation has elected not to increase the deferred tax asset given the pending Asset Sale. This deferred tax asset could be impaired if the Corporation were to change ownership or if management were to purchase the assets and liabilities of the Corporation (see Subsequent Event, Proposed Sale of Corporation's Business and Assets).

      The components of the net deferred tax asset at March 31, are as follows:

                                                        2003            2002
                                                        ----            ----
      Deferred tax asset:
         Net operating loss carryforwards            $2,385,000      $2,558,000
         Loan loss reserves                             162,000         178,000
         Valuation allowance                         (2,475,000)     (2,486,000)
                                                     ----------     -----------
              Net deferred tax asset                 $   72,000     $   250,000
                                                     ==========     ===========

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



      LINE OF CREDIT - As of March 31, 2003 and 2002 the balance on the Corporation's line of credit was $1,487,000 and $2,441,000, respectively. The decrease of $954,000 is due the Corporation paying down its line of credit, through reducing its cash position.

      ACCOUNTS PAYABLE TO RELATED PARTIES - As of March 31, 2003 the Corporation had borrowed $154,000 from Partnership A to fund a loan at an interest rate of 11% for a short period of time. The amount of $203,000 in accounts payable to related parties at March 31, 2002 is due to a wire transfer of funds clearing on April 3, 2002 for a loan that closed on March 25, 2002. The funds are due to the attorney who closed the loan. The attorney is also a board member.

      ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES - As of year ended March 31, 2003 and year ended March 31, 2002 the accounts payable and other accrued expenses were $100,000 and $94,000, respectively. The increase of $6,000 is primarily due to professionals fees, which includes legal, accounting and auditing fees.

ANALYSIS OF LENDING ACTIVITIES:

      AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS - The following tables presents the Corporation's financial information regarding its financial condition and net interest income for years ended March 31, 2003 and 2002. The table presents the average yield on interest-earning assets and the average costs of interest bearing liabilities for the period indicated. The yields and costs are derived by dividing income or expenses by the average of interest-earning assets or interest-bearing liabilities respectively, for the periods indicated. The average balances are derived from quarterly balances over the period indicated. Interest income includes fees, which are considered adjustments to yield. The net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest bearing liabilities.

      Net interest margin is derived by dividing net interest income by average interest-earning assets. No tax-equivalent adjustments have been made, as the Corporation has no investments that are tax exempt.

              AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID
                         FOR YEAR ENDED MARCH 31, 2003

                                                                     INTEREST       AVERAGE
                                                         AVERAGE      EARNED         YIELD
                                                         -------      ------         -----
INTEREST-EARNING ASSETS (1):

Cash and cash equivalents                              $  477,000   $    3,000        0.63%
Loans, net                                              1,972,000      425,000       21.55%
Loans due from related parties                            113,000       24,000       21.24%
Loans held for sale                                     1,299,000      280,000       21.56%
Due from partnerships                                      80,000       17,000       21.25%
                                                       ----------   ----------       ------
           Total average interest-earning assets        3,941,000      749,000       19.01%
                                                       ----------   ----------       ------







Non-interest earning assets                               500,000
                                                       ----------
           Total average assets                        $4,441,000
                                                       ==========

INTEREST-BEARING LIABILITIES:

Line of credit                                         $1,980,000   $  149,000        7.53%
                                                       ----------   ----------       ------

NON INTEREST-BEARING LIABILITIES:

Accounts payable to related parties                        39,000
Accounts payable & other accrued expenses                 213,000
                                                       ----------
           Total non interest bearing liabilities         252,000

           Total average liabilities                    2,232,000
                                                       ----------

           Total average stockholders'
              equity                                    2,209,000
                                                       ----------

           Total average liabilities and
              stockholders' equity                     $4,441,000
                                                       ==========

Net interest income and net interest rate spread (2)                $  600,000       11.48%
                                                                    ==========       ======

Net interest-earning assets
  and net interest margin (3)                          $1,961,000                    15.22%
                                                       ----------                    ------

Average interest-earning assets to
   average interest-bearing liabilities                                               1.99
                                                                                     ======

(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Included in net interest income is $2,000 of interest earned on a money market account that has been included within other fees in the statements of income. In addition, included in net interest income are loan fees of $262,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002





              AVERAGE BALANCE SHEET, INTEREST EARNED AND RATE PAID
                         FOR YEAR ENDED MARCH 31, 2002

                                                                      INTEREST      AVERAGE
                                                         AVERAGE       EARNED        YIELD
                                                         -------       ------        -----
INTEREST-EARNING ASSETS (1):

Cash and cash equivalents                              $  312,000   $    7,000        2.24%
Loans, net                                              2,328,000      436,000       18.73%
Loans due from related parties                             56,000        6,000       10.71%
Loan held for sale                                      1,247,000      219,000       17.56%
Due from partnerships                                      23,000        2,000        8.70%
                                                       ----------   ----------       ------

           Total average interest-earning assets        3,966,000      670,000       16.89%
                                                       ----------   ----------       ------

Non-interest earning assets                               638,000
                                                       ----------
           Total average assets                        $4,604,000
                                                       ==========

INTEREST-BEARING LIABILITIES:

Line of credit                                         $2,362,000   $  242,000       10.25%
                                                       ----------   ----------       ------

NON INTEREST-BEARING LIABILITIES:

Accounts payable to related parties                        50,000
Accounts payable & other accrued expenses                  91,000
                                                       ----------
           Total non interest bearing liabilities         141,000

           Total average liabilities                    2,503,000
                                                       ----------

           Total average stockholders'
              equity                                    2,101,000
                                                       ----------

           Total average liabilities and
              stockholders' equity                      $4,604,000
                                                       ==========

Net interest income and net interest rate spread (2)                 $  428,000       6.64%
                                                                     ==========      ======

Net interest-earning assets
  and net interest margin (3)                          $1,604,000                    10.79%
                                                       ----------                    ------

Average interest-earning assets to
   average interest-bearing liabilities                                               1.68
                                                                                     =====




                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



(1) For the purpose of these computations, non-accruing loans and loans held for sale are included in the average loans outstanding.
(2) Included in net interest income is $7,000 of interest earned on a money market account that has been included within other fees in the statements of income. In addition, included in net interest income are loan fees of $173,000. Interest rate spread is the difference between the average yield in interest-earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin is determined by dividing net interest income by total average interest-earning assets.

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

                                   YEAR ENDED                            YEAR ENDED
                                 MARCH 31, 2003                         MARCH 31, 2002
                             VERSUS MARCH 31, 2002                  VERSUS MARCH 31, 2001
                           INCREASE (DECREASE) DUE TO:           INCREASE (DECREASE) DUE TO:
                           ---------------------------           ---------------------------
                        VOLUME        RATE         TOTAL       VOLUME       RATE        TOTAL
                        ------        ----         -----       ------       ----        -----
Cash and cash
  equivalents         $   1,000    $  (5,000)   $  (4,000)   $   1,000   $  (3,000)   $  (2,000)
Loans, net              (77,000)      66,000      (11,000)      23,000     (18,000)       5,000
Loans due from
  related parties        12,000        6,000       18,000        6,000         -0-        6,000
Loans held for
  sale                   11,000       50,000       61,000       72,000     (11,000)      61,000
Due from
  partnerships           12,000        3,000       15,000        2,000         -0-        2,000
                      ---------    ---------    ---------    ---------   ---------    ---------
Total interest
   income               (41,000)     120,000       79,000      104,000     (32,000)      72,000
Borrowings:
  Line of credit        (29,000)     (64,000)     (93,000)      78,000     (31,000)      47,000
                      ---------    ---------    ---------    ---------   ---------    ---------

Net interest income   $ (12,000)   $ 184,000    $ 172,000    $  26,000   $  (1,000)   $  25,000
                      =========    =========    =========    =========   =========    =========

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002


      LOAN PORTFOLIO COMPOSITION: The Corporation's loan portfolio primarily consists of construction and remodeling mortgage loans that are secured by residential or commercial real estate and three SBIC loans that were originated in the early 1980's. The following table presents the composition of the Corporation's loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

                                                   PERCENT                          PERCENT
                                 MARCH 31, 2003    OF TOTAL     MARCH 31, 2002     OF TOTAL
                                 --------------    --------     --------------     --------

Mortgage loans:
   Loans                            $1,465,000         71.53%      $2,138,000         71.48%
   Loans due from related parties          -0-          0.00%         225,000          7.52%
   Foreclosed loans (SBIC)             583,000         28.47%         628,000         21.00%
                                    ----------   ------------      ----------     ----------
           Total loans               2,048,000        100.00%       2,991,000        100.00%

Less:
   Allowance for loan losses           539,000                        594,000
                                    ----------                  -------------
           Total loans, net          1,509,000                      2,397,000
                                    ----------                  -------------

   Loans held for sale               1,571,000                      1,355,000
                                    ----------                  -------------

           Total loans and
             loans held for sale    $3,080,000                  $   3,752,000
                                    ==========                  =============


      LOAN MATURITY: The following table presents the contractual maturity of our loans at March 31, 2003. The table does not include the effects of prepayments or scheduled principal amortization.

                                                         LOANS HELD  OTHER LOANS
                                               LOANS      FOR SALE       SBIC
                                               -----      --------       ----
Amounts due:
   Within one year                          $1,465,000   $1,096,000   $  120,000
   After one year:
      One to Two                                  -0-       475,000          -0-
      Five to Ten                                 -0-           -0-      463,000
                                            ----------   ----------   ----------
Total loans                                 $1,465,000   $1,571,000   $  583,000
                                            ==========   ==========   ==========

Amounts due after one year
   and on:
      Fixed rate loans                      $     -0-    $  475,000   $  463,000
      Variable rate loans                         -0-           -0-          -0-
                                            ----------   ----------   ----------
Total loans                                 $     -0-    $  475,000   $  463,000
                                            ==========   ==========   ==========

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




      LOAN ORIGINATIONS - The following table presents our loan originations, purchases, sales and principal payments for the periods indicated:

                                                     March 31,         March 31,
                                                       2003              2002
                                                      -----              ----

Balance at beginning of period                        $3,752,000     $ 3,339,000
Originations:
Loans                                                  2,999,000       3,132,000

Loans held for sale                                   17,036,000      13,821,000
                                                     -----------     -----------
           Total originations                         20,035,000      16,953,000

Less:
      Principal payments and
        repayments on loans                            3,942,000       3,157,000
                                                     -----------     -----------

Loans sold:
      Loans held for sale                             16,820,000      13,389,000
                                                     -----------     -----------

Decrease of provision
   for loans losses                                       55,000           6,000
                                                     -----------     -----------

           Total at end of period                    $ 3,080,000     $ 3,752,000
                                                     ===========     ===========

      As of the year ended March 31, 2003 and 2002, the Corporation was servicing loans totaling $18,097,000 and $15,300,000, respectively.

      ASSET QUALITY - The Corporation's loan portfolio primarily consists of construction mortgage loans and three SBIC loans that were originated in the early 1980's. The accrual of interest income is generally discontinued when loans become 180 days or more past due with respect to interest. The Corporation had a balance of impaired and non-accruing loans of $594,000 at March 31, 2003 and $628,000 at March 31, 2002.

The following table summarizes non-performing loans and assets:

                                                         MARCH 31,    MARCH 31,
                                                           2003         2002
                                                           ----         ----
Impaired and non-accruing mortgage loans                 $594,000      $628,000
Accruing loans delinquent 90 days or more                  90,000       250,000
                                                         --------      --------

           Total non-performing loans                    $684,000      $878,000
                                                         ========      ========

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




Non-performing loans to total loans                         32.80%        29.35%
                                                         ========      ========


Non-performing loans to total assets                        17.09%        18.52%
                                                         ========      ========

Additional interest income that would have been
           recognized if non-accrual loans
           had been current                              $  2,000      $  2,000

Allowance for loan losses as a percent of
           non-performing loans                             78.80%        67.65%
                                                         ========      ========

A summary of the allowance for loan losses is shown below:

                                              MARCH 31, 2003      MARCH 31, 2002
                                              --------------      --------------

Balance at beginning of period                     $ 594,000         $ 600,000
   Provision for the period                           87,000            (6,000)
   Charge-offs:                                     (142,000)              -0-
                                                   ---------         ---------

Balance at end of period                           $ 539,000         $ 594,000
                                                   =========         =========

Allowance as a percent of loans                       26.318%           19.861%
                                                   =========         =========

           The allocation of the Corporation's provision for loan losses and the allocation as a percent of total loans are as follows:

                            MARCH 31,     %          MARCH 31,        %
                             2003                      2002
                           ----------   ------     ----------       ------

Loans                           -0-      0.00%     $  25,000         1.05%
Foreclosed loans (SBIC)     539,000     90.74%       569,000        90.60%
                           --------                ---------
           Total           $539,000     26.32%     $ 594,000        19.86%
                           ========                =========

      The allowance for loan losses is determined by management on a loan-by-loan basis. The allowance is an amount that management believes will be adequate to absorb losses on existing loans or assets that may become un-collectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as geographic location, assessment of collateral quality, appraisals of significant collateral and other conditions that may affect the borrower's ability to repay.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




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

      The following table sets forth information regarding the Corporation's delinquent loan portfolio and the percent of the total loan portfolio, excluding impaired and non-accruing loans:

                                MARCH 31,           %       MARCH 31,      %
                                 2003                         2002
                               -----------       -----     ----------   -------
Loans delinquent
   for:

30 - 59 days                    $ 26,000          1.79%    $126,000        5.33%
60 - 89 days                      18,000          1.24%      76,000        3.22%
90 days or more                   90,000          6.19%     250,000       10.58%
                                --------          ----     --------       -----

           Total                $134,000          9.22%    $452,000       19.13%
                                ========          ====     ========       =====

      The Corporation's delinquent loans have decreased by $318,000 over the prior period, due to an increase in loan payoffs and other loans becoming current. Management has reviewed all loans which are delinquent and believes that the loan loss reserves related to the total loan portfolio are sufficient given the loan status and the collateral that supports theses loans. Managements underwriting procedures are very conservative. 95% of all loans made are 1st mortgages and in addition, the average loan to value (LTV) ranges are 60% to 70%. Management expects that all loans will be paid down in full and that the overall loan reserve levels are conservatively stated. The decrease of $55,000 in the loan loss provision relates to the increase in the loan loss provision, and the reduction related to charge offs during 2003. The majority of the loan reserve charge off related to the assets acquired in lieu of foreclosure in the amount of $100,000.

      The three SBIC loans, are loans that were un-saleable during the Corporation's bankruptcy proceedings and have remained within the Corporation's portfolio. Management has determined the loans to be impaired, as the loans are collateral dependent, and they have been written down to appraisal values. The following is a summary of the SBIC loans as of March 31, 2003:

LOAN                 LOAN MATURITY   AMOUNT     LOAN     CARRYING
NAME                     DATE     OUTSTANDING  RESERVE     VALUE
----                   --------   -----------  -------   ----------

King Food              12/01/08   $ 11,000   $ 11,000   $   -0-
Fire Island            01/01/08    463,000    442,000     21,000
Bar Auto               01/01/04    120,000     86,000     34,000
                                  --------   --------   --------
               Total              $594,000   $539,000   $ 55,000
                                  ========   ========   ========

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



RESULTS OF OPERATIONS:

      GENERAL - The Corporation had net income of $258,000 for the year ended March 31, 2003 compared to a net income of $45,000 for the year ended March 31, 2002. This increase of $213,000 is due primarily to the increase of $84,000 in interest and fees on loans and the increase of $179,000 on net gains on sales of loans held for sale, offset by an increase in other operating expenses of $141,000 and a decrease in the amount of interest expense paid on the line of credit by $93,000.

      INTEREST AND FEE INCOME - Total interest and fee income for the year ended March 31, 2003 was $747,000 as compared to $663,000 for the year ended March 31, 2002, an increase of $84,000 or 13%. This increase was primarily due to an increase in origination fees collected by the Corporation, due to an increase in the number and dollar amount of mortgage loans originated and funded by the Corporation. Management attributes the increase to an increase of construction and real estate lending, its ability to service loan demand from homebuilders, remodelers and developers and the generally favorable climate for the construction industry.

      NET GAIN ON SALES OF LOANS HELD FOR SALE - For the year ended March 31, 2003, the Corporation recognized $514,000 in net gains on loans held for sale compared to $335,000 for the year ended March 31, 2002. This $179,000 increase is due to the increase in the number and dollar amounts of mortgage loans originated and sold by the Corporation (see Analysis of Lending Activities).

      PROVISION FOR LOAN LOSSES - For the year ending March 31, 2003 and 2002, the Corporation had a decrease in its provision for loan losses by $55,000 and $6,000, respectively, due to the increase in the provision for loan losses and the reduction related to the loan charge offs related to assets acquired in lieu of foreclosure in 2003 and to cash collected on reserved loans in 2002.

      Within the Corporation's portfolio are three loans that were originated in the early 1980's. Due to the nature of the collateral (which has extensive environmental issues associated with it) as well as other negative factors, the Clayton Group, a nationally recognized loan portfolio appraisal company, devalued these three loans as of April 2001. Future cash flows from these three loans may exceed the $55,000 net book value at March 31, 2003, however, the loans have been written down to the fair value, as they are deemed to be impaired.

      TOTAL OPERATING EXPENSES - Total operating expenses for the year ended March 31, 2003 were $765,000, compared to $624,000 for the year ended March 31, 2002, an increase of $141,000 or 23%. The increase of $141,000 is due primarily to the increase of $65,000 in professional fees due to legal costs incurred by the Corporation to assist the Corporation in maximizing shareholders value and an increase in accounting fees due to the Asset Sale transactions. The Corporation's insurance cost increased by $29,000, due to the large increase in the directors and officers insurance and the increase of $41,000 in officers' and other salaries.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




      INCOME TAX PROVISION - An income tax provision of $225,000 was recorded for the year ended March 31, 2003, compared to a $315,000 tax provision for the year ended March 31, 2002.

      A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended March 31, is as follows:

                                                     2003              2002
                                                     ----              ----
      Federal income tax provision
         at statutory rate                         $164,000          $109,000
      State income tax, net of
         federal benefit                             47,000            11,000

      Valuation allowance adjustment                 14,000           195,000
                                                   --------        ----------
      Total                                        $225,000        $  315,000
                                                   ========        ==========

      In 2003 and 2002, the Corporation increased it valuation allowance against net operation loss carry forwards (NOLS), based on management's assessment of the amount of NOLS that will be more likely realized than not, based on current and projected profitability.

PLAN OF OPERATION

      The Corporation is engaged in the mortgage banking business, which involves the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

      The Corporation continues to seek ways to reduce expenses while at the same time increase market activity of its products and services. The Corporation has entered into a definitive agreement with respect to the sale by the Corporation of all or substantially all of its assets to, and the assumption of all of the Corporation's liabilities by, members of management and the Board of Directors. The Corporation has also entered into a definitive agreement with certain private investors who are not presently affiliates of the Corporation with respect to the sale by the Corporation of shares of its common stock and warrants to purchase common stock, together with a contractual undertaking to permit the investors to manage the business and strategic operations of the Corporation subsequent to the sale of the Corporation's business. (see Subsequent Event, Proposed Sale of Corporation's Business and Assets ).

      In the event either or both transactions are unsuccessful, management will continue to operate its mortgage business as it has in the past. We will continue to seek additional sources of funding from lending institutions as well as private investors in order to expand our loan portfolio. Growth will be limited and will greatly depend upon our ability to obtain new leverage for our loan products. Management, in the past, has experienced reluctance on the part of conventional lenders to expand lines of credit and therefore will continue to explore the private sector for funding and possible equity participation. The future success of the Corporation as well as its growth potential will depend greatly upon the success in this regard.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003 and 2002, the Corporation had cash and cash equivalents of $30,000 and $437,000, respectively.

      The Corporation has a Commercial Line of Credit with the Hudson United Bank. This $3,500,000 line of credit bears an interest at a rate of 2.5% over the Wall Street Prime Rate and will expire on June 30, 2003.

      This line is collateralized by an assignment of notes and mortgages equal to the amount of the loan. At March 31, 2003 and March 31, 2002, there was $1,487,000 and $2,441,000, respectively, advanced on this line of credit.

      At March 31, 2003 there were no violations of the bank line of credit financial covenants. The Corporation was in violation with a debt to net worth financial covenant on the bank line of credit as of March 31, 2002. The bank covenants, which are tested annually, are: a) current ratio to exceed 1.5 to 1 at March 31, 2003 and 1.25 to 1 at March 31, 2002, b) debt to worth ratio not to exceed 2 to 1 at March 31, 2003, and 1 to 1 at March 31, 2002 and c) net worth requirement of $2,000. Hudson United Bank has waived the violation of the debt to worth ratio covenant for the year ended March 31, 2002.

      The Corporation is hopeful that this established long-term conventional banking relationship will continue to grow and enable the Corporation to increase its volume of business.

      The Corporation currently anticipates that during the year ending March 31, 2004, its principal financing needs will consist of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations.

      The Corporation believes that cash on hand, internally generated funds and availability on its line of credit should be sufficient to meet its corporate, general and administrative working capital and other cash requirements during the year ending March 31, 2004. Future cash flow requirements will depend primarily on the level of the Corporation's activities in originating and selling mortgage loans as well as cash flow required by its operations.

      If the construction loan demand continues to increase, the Corporation will require additional funds to service those requirements. Due to the aforementioned, the Corporation will seek to increase its line of credit facility, as well as seek out new investor sources, from which the Corporation believes it should be able to meet these cash requirements.

      As of March 31, 2003 and 2002, the Corporation had outstanding loan commitments of $2,367,000 and $3,0368,00. These amounts represent the balances of construction loans previously closed by the Corporation but not fully advanced.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



LETTERS OF CREDIT

      On May 6, 2002, the Corporation entered into a $250,000 letter of credit issued to the Town of North Branford, Connecticut for building compliance of road construction on a project to which the Corporation has a loan. Effective January 23, 2003, the letter of credit was reduced to $100,000. No amounts have been drawn or are expected to be drawn on this letter of credit which is expected to be released within the next twelve months.

      On November 1, 2001 the Corporation entered into two letters of credit with the town of Glastonbury, Connecticut. The first letter of credit was issued in the original amount of $194,000 for the construction of a roadway and the second letter is in the amount of $75,000 for soil and erosion control. As of October 22, 2002, the roadway letter of credit has been reduced to $14,000. The $75,000 letter of credit for soil and erosion control remains in place and is expected to be reduced and/or released within the next twelve months. The same is expected for the roadway letter of credit. No amounts have been drawn or are expected to be drawn on these letters of credit.

      The Corporation has entered into two letters of credit with the town of Fairfield, Connecticut. The first letter of credit, dated November 22, 2002, is for planning and zoning in the amount of $146,000. The second letter of credit, dated October 8, 2002 is for sewer construction in the amount of $28,000. No amounts have been drawn or are expected to be drawn on these letters of credit.

INFLATION

      Inflation will affect the Corporation most significantly in the area of loan originations. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

RECENT ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The Corporation adopted SFAS No. 142 effective April 1, 2002 and the adoption of the statement had no effect on the financial statements.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective April 1, 2003, with early adoption permitted. The Corporation plans on adopting SFAS No. 143 effective April 1, 2003 and believes the adoption of the statement will have no effect on the financial statements.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002


      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The Corporation adopted SFAS No. 144 effective April 1, 2002 and the adoption of the statement had no effect on the financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, 64," which addresses reporting related to the extinguishment of debt, accounting for intangible assets and the accounting for leases. The Corporation adopted SFAS No. 145 effective May 15, 2002 and the adoption of the statement had no effect on the financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS No. 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Corporation adopted SFAS No. 146 effective January 1, 2003 and the adoption of the statement had no effect on the financial statements.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which addresses accounting for purchases of certain financial institutions. SFAS No. 147 is effective October 1, 2002, with early application permitted. The Corporation adopted SFAS No. 147 effective October 1, 2002 and did not have any goodwill that was subject to Statement No. 72 and therefore the provisions of Statement No. 147 have no effect on the financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the requirements of SFAS No. 148 effective March 31, 2003 with no material effect on its financial statements.

PARTNERSHIPS

      On March 21, 1996, the Corporation formed a Limited Partnership known as First Connecticut Capital Mortgage Fund A, Limited Partnership ("Limited Partnership A") of which the Corporation is the General Partner. The purpose of this entity is to sell units in Limited Partnership A to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of funding a short-term Portfolio Loan Program for the Limited Partnership. The limited partners are restricted to investors who qualify as "Accredited Investors," as defined in Regulation D, promulgated under the Securities Act of 1933.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



      This program generates income to the Corporation in the form of loan origination fees and servicing fees in excess of stipulated income returns to the limited partners in connection with mortgage loans purchased by the Limited Partnership from the funds invested by the limited partners. As of April 22, 2003, all 100 units in the Partnership have been sold.

      On June 26, 2001 the Corporation established a second private placement offering known as First Connecticut Capital Mortgage Fund B, Limited Partnership ("Limited Partnership Fund B") of which the Corporation is the General Partner. The purpose of the new Limited Partnership Fund B is to sell units to investors in a private placement, up to a maximum of $5 million in units of $50,000 each, for the purpose of supplying additional funding to a short-term Portfolio Loan Program. The partners will also be limited to investors who qualify as "Accredited Investors." As of April 22, 2003 the Corporation has sold 86 units in the Partnership. A copy of the Offering Memorandum for the Partnership is available upon request.

      The Corporation does not guarantee the principal or interest returns to the limited partners under these partnerships agreements. The Corporation holds one percent (1%) of the equity of these partnerships and accounts for its interest under the equity method of accounting, as this Corporation can be removed as a General Partner by a simple majority vote of the Limited Partners.


ITEM 7.    FINANCIAL STATEMENTS

      The Corporation's financial statements as of and for the years ended March 31, 2003 and 2002 are incorporated herein by reference and are attached hereto as Exhibit 13.

      Independent Auditors' Report - Page 1
      Balance Sheets, March 31, 2003 and 2002 - Page 2
      Statements of Income, years ended March 31, 2003 and 2002 - Page 3 Statements of Changes in Stockholders' Equity, years ended March 31,
        2003 and 2002 - Page 4
      Statements of Cash Flows, years ended March 31, 2003 and 2002 - Page 5 Notes to Financial Statements - Pages 6 - 22


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002






                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Corporation as of March 31, 2003 are as follows:

     NAMES                     AGE          PRESENT POSITION

David Engelson                 82           Chairman of the Board of Directors

Lawrence R. Yurdin             63           President, CEO and Director

Jan E. Cohen                   46           Director

Thomas D'Addario               51           Director

Michael L. Goldman             42           Assistant Secretary and Director

Priscilla E. Ottowell          56           Secretary and Controller

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

      Priscilla E. Ottowell elected Secretary of the Corporation on April 12, 1995. Employed by the Corporation as Controller since 1985.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



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

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                           LONG TERM  COMPENSATION
                                     -------------------                           ---------  ------------

                                                                                AWARDS                PAYOUTS
                                                                       ----------------------   ----------------------
                                                           Other
                                                           Annual       Restricted                           All Other
      Name and                                             Compen-        Stock      Options/     LTIP        Compen-
      Principal             Year      Salary    Bonus      sation         Awards       SARs      Payouts      sation
      POSITION              ENDED      ($)       ($)         ($)           ($)         (#)        ($)           ($)
     -----------            -----    -------   -------   -----------   ----------   ---------  -----------   ---------


David Engelson            03/31/03   $ 12,000     0          0            None          0         None          0
 Chairman of the          03/31/02   $ 12,000     0          0            None          0         None          0
 Board & Treasurer        03/31/01   $ 12,000     0          0            None          0         None          0

Lawrence R Yurdin         03/31/03   $131,000     0          0            None          0         None          0
 President and CEO        03/31/02   $109,000     0          0            None     28,500         None          0
                          03/31/01   $ 88,000     0          0            None          0         None          0


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following tables list the beneficial owners of more than five-percent of the Corporation's Common Stock and the shares beneficially owned by all Directors and executive officers of the Corporation as of March 31, 2003.


NAME AND ADDRESS OF         AMOUNT AND NATURE OF
BENEFICIAL OWNER              BENEFICIAL OWNER                      PERCENT
----------------              ----------------                      -------

Robert E. Humphreys                114,900                           9.792
64 Alcott Street
Acton, MA  01720

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




Carucci Family Partners            121,300                           10.34
C/O Carr Securities Corp
14 Vanderventer Avenue
Port Washington, NY 11050

John C. Boland                      67,255                            5.73
714 St. Johns Road
Baltimore, MD 21210

SECURITY OWNERSHIP OF MANAGEMENT

 BENEFICIAL OWNER          SHARES OF        PERCENTAGE OF       OPTIONS *    PERCENTAGE OF       TOTAL        PERCENTAGE OF
                          COMMON STOCK    OUTSTANDING SHARES                  OUTSTANDING     SHARES AND    OUTSTANDING SHARES
                                                                                OPTIONS         OPTIONS     (ASSUMING EXERCISE
                                                                                                            OF ALL OUTSTANDING
                                                                                                                 OPTIONS)
David Engelson              43,605               3.72%                0              0%         43,605            3.36%
Lawrence R. Yurdin          21,707               1.85             28,500         22.98          50,207            3.87
Jan E. Cohen                 2,113                .18             28,000         22.58          30,113            2.32
Thomas D'Addario            15,700               1.34             28,000         22.58          43,700            3.37
Michael L. Goldman          16,921               1.44             16,000         12.90          32,921            2.54
Priscilla E.                 4,389                .37              5,000          4.03           9,389             .72
Ottowell
 All directors and
executive officers         104,435               8.90%          105,500          85.07%        209,935           16.18%
  as a group (six
     persons)

*All options set forth above are currently exercisable

STOCK OPTIONS

      The Corporation has a compensatory stock option plan adopted in 1999 (the "Plan") which enables the granting of options to officers and directors to purchase shares of the Corporation's common stock at prices equal to fair value at the date of grant. Options expire within ten years of grant and vest immediately.

      On May 3, 2001, 100,000 options were granted under the Plan at an exercise price of $.64. No options were exercised during the year ended March 31, 2003 and no compensation cost has been recognized for stock options awarded under the Plan. During 2003, 55,500 options were cancelled under this Plan.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002

      On October 1, 2002, the Corporation issued a total of 79,500 non-plan options (other options), at an exercise price of $.82 per share to officers, directors and employees of the Corporation. The options expire five years from the grant date and vest immediately. No other options were exercised during the year ended March 31, 2003 and no compensation cost has been recognized.

      The Corporation has adopted the disclosure only provision of SFAS 123. If the Corporation had elected to recognize compensation costs based on the fair value at the date of the grant for awards granted, consistent with the provisions of SFAS 123, the Corporation's net income would have been adjusted to reflect additional compensation expense net of tax, of $2,000 and $20,000 for the years ended March 31, 2003 and 2002, respectively. Pro forma net income would have been $256,000 and earnings per share would have been $.22 (basic and diluted) for the year end March 31, 2003. Pro forma net income would have been $25,000 and earnings per share would have been $.02 (basic and diluted) for the year ended March 31, 2002. The estimated weighted average fair value of stock options at the time of the grant using the Black-Scholes option pricing model was $.06 for the option shares issued in fiscal year 2003 and $.35 for the option shares issued in fiscal year 2002.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Affiliates include directors and officers of the Corporation and members of their immediate families and companies, which have a 5% or more ownership in the Corporation.

      Legal services, including representation of the Corporation on the closing of all new loans, foreclosure proceedings on delinquent loans and general corporate and securities matters are provided by a firm in which a director of the Corporation is a principal. Fees for these services were $1,000 for each of the years ended March 31, 2003 and 2002.

      As of March 31, 2002, the Corporation is servicing two loans equal to $500,000 ($225,000 which has been retained by the Corporation) to Sonny Field, LLC. The President of Sonny Field, LLC is a Director of the Corporation. The loan is collateralized by a first mortgage on property owned by Sonny Field, LLC, and is personally guaranteed by the Director. The Loan Committee and the Board of Directors approved the loan, which was granted on terms equivalent to other arm's length transactions entered into by the Corporation. The loan is collateralized by a first mortgage on property owned by CF Industries, Inc. and is personally guaranteed by the Director. The Loan Committee and the Board of Directors approved the loan which was granted at terms equivalent to other arm's length transactions entered into by the Corporation. The loan was paid off in full during the fiscal year ended 2003.

      The Corporation sub-leases office space to Larson Associates, LLC on a monthly basis. Amounts received from Larson Associates, LLC for the years ended March 31, 2003 and 2002 were $5,000.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002




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

      During 2003 and 2002 the Corporation has sold loans to Limited Partnership A and Limited Partnership B. In addition, the Corporation services all loans sold to these partnerships. As of March 31, 2003 and 2002 the Corporation is servicing $4,795,000 and $4,768,000 of loans for Limited Partnership A and $3,263,000 and $1,254,000 of loans for Limited Partnership B, respectively. For the year ended March 31, 2003, and 2002, service fee income earned for servicing these loans amounted to approximately $58,000 and $63,000 from Limited Partnership A and approximately $34,000 and $3,000 from Limited Partnership B, respectively.

      Certain members of the Corporation's management, board of directors, employees and their immediate families are limited partners of Limited Partnership A and Limited Partnership B. As of March 31, 2003 and 2002 these individuals accounted for 15% and 19%, respectively, of the ownership in Limited Partnership A. As of March 31, 2003 and 2002 these individuals accounted for 7% of the ownership in Limited Partnership B.

      During 2003 and 2002 the Corporation has sold portions of loans to certain members of management, board of directors, employees and their immediate families ("affiliates"). In addition, the Corporation services all of these loans. As of March 31, 2003 and 2002 the Corporation is servicing $3,071,000 and $2,721,000 of loans owned by certain members of management, board of directors, employees and their immediate families, respectively.

      Service fee income earned for servicing these loans amounted to approximately $57,000 and $41,000 for the years ended March 31, 2003 and 2002, respectively. Within the above loan amounts the Corporation is servicing $2,098,000 and $1,390,000 of loans, as of March 31, 2003 and 2002, respectively, which were sold to a board member, his limited liability company or trust of which fees were earned of $23,000 and $17,000 respectively. If for any reason the above loans were to default and become an asset acquired, upon liquidation, the board member, his limited liability company or trust is entitled to recovery of its investment and accrued interest before the Corporation can recover its investment in any of the above loans.

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

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



It is the opinion of management that the Corporation benefits by selling such loans under this arrangement to such board member, his limited liability company or his trust rather than declining such loans.

      The following table summarizes the amount of the loans serviced and the fee income generated from loan sales to affiliates:

                                                           2003         2002
                                                           ----         ----
             Loan sales:
                Management                             $   305,000   $   367,000
                Board of Directors                       2,239,000     1,532,000
                Employees and families                     527,000       822,000
                                                       -----------   -----------
             Totals                                    $ 3,071,000   $ 2,721,000
                                                       ===========   ===========
             Fee income:
                Management                             $     6,000   $     6,000
                Board of Directors                          42,000        23,000
                Employees and families                       9,000        12,000
                                                       -----------   -----------

             Totals                                    $    57,000   $    41,000
                                                       ===========   ===========


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     (13)      Financial Statements.
                     (99.1)    Certifications

           (b) Reports on Form 8-K

                       NONE


ITEM 14.   Controls And Procedures

      The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Security Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Principal Financial Officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



      The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and the Principal Financial Officer.

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002



                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE FIRST CONNECTICUT CAPITAL
                                         CORPORATION

Date:  MAY 28, 2003                      By:  / S / LAWRENCE R. YURDIN
       ------------                           - - - -------- -- ------
                                              Lawrence R. Yurdin
                                              President and Chief Executive
                                              Officer

Date:  MAY 28, 2003                      By:  / S / PRISCILLA E. OTTOWELL
       ------------                           - - - --------- -- --------
                                              Priscilla E. Ottowell
                                              Secretary and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  MAY 28, 2003                       / S /  DAVID ENGELSON
       ------------                       - - -  ----- --------
                                          David Engelson
                                          Chairman of the Board

Date:  MAY 28, 2003                       / S /  JAN E. COHEN
       ------------                       - - -  --- -- -----
                                          Jan E. Cohen
                                          Director

Date:  MAY 28, 2003                       / S /  THOMAS D'ADDARIO
       ------------                       - - -  ------ ---------
                                          Thomas D'Addario
                                          Director

Date:  MAY 28, 2003                       / S / MICHAEL L. GOLDMAN
       ------------                       - - - ------- -- -------
                                          Michael L. Goldman
                                          Assistant Secretary and Director

Date:  MAY 28, 2003                       / S / LAWRENCE R. YURDIN
       ------------                       - - - -------- -- ------
                                          Lawrence R. Yurdin
                                          President and Director

Date:  MAY 28, 2003                       / S / PRISCILLA E. OTTOWELL
       ------------                       - - - --------- -- --------
                                          Priscilla E. Ottowell
                                          Secretary and Controller

                    THE FIRST CONNECTICUT CAPITAL CORPORATION
               FORM 10-KSB FOR YEARS ENDED MARCH 31, 2003 AND 2002


                                  CERTIFICATION

I, Lawrence R. Yurdin, certify that:

1. I have reviewed this annual report on Form 10-KSB of the First Connecticut Capital Corporation

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report(the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 28, 2003

By: /s/ Lawrence R. Yudin
     ---------------------------------
   Lawrence R. Yurdin
   (President, Chief Executive Officer
     and Principal Financial Officer)