Form 10QSB
period 2003-06-30
FCCC INC
filed 2003-08-06
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-QSB
(Mark One) ☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File number: 811-0969

FCCC, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0759497 (I.R.S. Employer Identification No.)
200 Connecticut Avenue, Norwalk, Connecticut 06854 (Address of principal executive offices)
(203) 855-7700 (Issuer's telephone number)
The First Connecticut Capital Corporation 1000 Bridgeport Avenue, Shelton, Connecticut 06484 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of August 5, 2003, was: 1,423,382

Transitional Small Business Format: Yes ☐  No ☑

FCCC, INC.

FORM 10-QSB

INDEX

ii

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
FCCC, INC. Balance Sheet As of June 30, 2003 (unaudited) (Dollars in thousands, except share data)

ASSETS
Cash and cash equivalents	$ 1,067
Due from FCCC Holding Company, LLC	1,137
Due from stockholders	252

TOTAL ASSETS	$ 2,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued expenses	$ 72

TOTAL LIABILITIES	72

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Common stock, no par value, stated value $.50 per share,
authorized 3,000,000 shares,
issued and outstanding 1,423,382 shares	712
Additional paid-in capital	9,380
Accumulated deficit	(7,708)

TOTAL STOCKHOLDERS' EQUITY	2,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,456

See notes to financial statements.

1

FCCC, INC. Statements of Income For the Three Months Ended June 30, 2003 and June 30, 2002 (Dollars in thousands, except share data)

	June 30, 2003 (unaudited)	June 30, 2002 (unaudited)
INCOME FROM CONTINUING OPERATIONS	$ -	$ -

DISCOUNTINUED OPERATIONS:

(Loss) income from discontinued operations including gain on sale of assets of $50	(55)	235
Income tax expenses	74	101

(Loss) gain on discontinued operations	(129)	134

NET (LOSS) INCOME	(129)	134

(LOSS) INCOME PER COMMON SHARE (BASIC AND DILUTED)	(0.11)	0.11

Weighted average number of common shares outstanding (basic and diluted):
Basic	1,173,382	1,173,382
Diluted	1,204,321	1,173,382

See notes to financial statements.

2

FCCC, INC. Statements of Cash Flows For the Three Months Ended June 30, 2003 and June 30, 2002 (Dollars in thousands)

	June 30, 2003 (unaudited)	June 30, 2002 (unaudited)
OPERATING ACTIVITIES
Net (loss) income	$ (129)	$ 134
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1	1
Decrease in deferred tax asset	72	80
Changes in asset and liabilities for discontinued operations:
(Increase) decrease in loans and asset held in lieu of foreclosure	(1,151)	198
Decrease (increase) in other assets	8	(33)
Decrease in accounts payable to related parties	(154)	(203)
(Decrease) increase in accounts payable and other accrued expenses	(36)	287

Net cash (used in) provided by operating activities	(1,389)	464

INVESTING ACTIVITIES
Decrease in loans held for sale - discontinued operations	896	523

Net cash provided by investing activities	896	523

FINANCING ACTIVITIES
Increase (decrease) increase in line of credit borrowings - discontinued operations	1,530	(503)

Net cash provided by (used in) financing activities	1,530	(503)

INCREASE IN CASH AND CASH EQUIVALENTS	1,037	484

CASH AND CASH EQUIVALENTS, BEGINNING	30	437

CASH AND CASH EQUIVALENTS, ENDING	$ 1,067	$ 921

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 56	$ 46
Cash paid for taxes	$ 6	$ 8

See notes to financial statements.

3

FCCC, INC. Statements of Changes in Stockholders' Equity For the Three Months Ended June 30, 2003 (Dollars in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
BALANCE, March 31, 2003 (audited)	1,173,382	$ 587	$ 9,253	$ (7,579)	$ 2,261

Issuance of shares	250,000	125	127	-	252

Net Loss	-	-	-	(129)	(129)

BALANCE, June 30, 2003 (unaudited)	1,423,382	$ 712	$ 9,380	$ (7,708)	$ 2,384

See notes to financial statements.

4

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed financial statements of FCCC, Inc. (the "Company"), formerly known as The First Connecticut Capital Corporation and The First Connecticut Small Business Investment Company, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

The interim financial statements reflect the results of the sale consummated as of June 30, 2003 of all the Company's operating assets and liabilities (excluding cash and certain deferred tax assets) ("Asset Sale") to FCCC Holding Company, LLC, a Connecticut limited liability company ("Holding"), pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended ("APA"). Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of Common Stock, at a price of $1.00 per share, and 5-year Warrants to purchase 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President and Chief Executive Officer of the Company, and Martin Cohen, the current Chairman of the Board and Treasurer of the Company, or their affiliates ("Stock Sale"). As a result of the above transactions, all operating results have been reflected as discontinued operations of the Company, as the Company is no longer operating in the mortgage banking business. In addition, the Company has written off the deferred tax asset totaling $72,000 as of June 30, 2003, as the collectibility of the asset is uncertain at this time.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2004 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

Prior to the Asset Sale, the Company was engaged in the mortgage banking business, which involved the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

NOTE B - SALE OF COMPANY'S BUSINESS AND ASSETS

The Company consummated the sale, as of June 30, 2003, of all its operating assets and liabilities (excluding cash and certain deferred tax assets) to Holding pursuant to the terms of the APA. The purchase price of the assets and liabilities assumed was approximately $1,137,000, as adjusted. The Company has recognized a $50,000 gain from the sale of the operating assets and liabilities under the APA to Holding. The Company has reflected all amounts due pursuant to the Asset Sale from Holding, and all amounts due from the Stock Sale, as assets as of June 30, 2003. These amounts were substantially paid on July 11, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This quarterly report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company's management may make such statements orally, to the media, or to securities analysts, investors or others. Forward-looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors which could materially and adversely impact the Company's financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

OVERVIEW

On July 11, 2003, the Company consummated the sale, as of June 30, 2003 (the "Closing Date"), of all of the operating assets and liabilities (excluding cash and certain deferred tax assets) of the Company's mortgage business (the "Asset Sale") to FCCC Holding Company, LLC, a Connecticut limited liability company ("Holding"), pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended (the "APA"). Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of its Common Stock, at a price of $1.00 per share, and 5-year Warrants to purchase 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President and Chief Executive Officer of the Company, and Martin Cohen, the current Chairman of the Board and Treasurer of the Company, or their affiliates ("Stock Sale"), pursuant to the terms of a Stock Purchase Agreement dated June 28, 2002, as amended (the "SPA"). These transactions were authorized by the Company's shareholders on June 3, 2003.

As a result of the Asset Sale, the Company has no current operations. Accordingly, the financial statements for the Company as of June 30, 2003 are presented as discontinued operations. The Company plans to continue as a public entity and intends to actively seek acquisition and business combination opportunities with other operating businesses; however, there can be no assurance that this plan will be successfully implemented. Until such an acquisition or business combination is effectuated, there will be no significant operations of the Company.

Prior to the Asset Sale, the Company was engaged in the mortgage banking business, which involved the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

ASSET SALE

Pursuant to the terms of the APA, on July 11, 2003 the Company completed the Asset Sale to Holding, as of June 30, 2003, for an aggregate adjusted purchase price of $1,137,000, not including cash on hand and the deferred tax asset. The Company has recognized a $50,000 gain from the sale of the operating assets and liabilities to Holding.

ANALYSIS OF FINANCIAL CONDITION

As of June 30, 2003, the Company has assets totaling $2,456,000. Included within the assets are $1,067,000 of cash, $1,137,000 of amounts due from Holding as a result of the Asset Sale, and $252,000 due pursuant to the Stock Sale. The adjusted amounts due from Holding were substantially paid on July 11, 2003. The amounts due under the Stock Sale were also paid on July 11, 2003.

The Company has accounts payable as of June 30, 2003 of $72,000 for legal and other professional fees incurred as a result of professional services performed in connection with the Asset Sale.

Stockholder's equity as of June 30, 2003 is $2,384,000 as compared to $2,261,000 at March 31, 2003. The increase in equity of $123,000 is attributed to the issuance of common shares and warrants for cash totaling $252,000, and is offset by the loss from discontinued operations for the quarter ended June 30, 2003 totaling $129,000.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The Company is obligated under two letters of credit issued by the Company to two Connecticut municipalities for building compliance on construction projects relating to the Company's prior mortgage business. The first letter of credit is issued to the Town of Glastonbury in the amount of $13,865 and expires on November 1, 2003. The second is issued to the Town of Fairfield in the amount of $2,750 and expires on October 8, 2003. As a condition to the Asset Sale, Holding placed $16,615 in escrow at Closing to secure the obligations of the Company under the letters of credit. No amounts have been drawn or are expected to be drawn on these letters of credit.

RESULTS OF DISCONTINUED OPERATIONS

As described above, the Company is not currently operating or generating revenues in the normal course of business. Accordingly, the following discussion of results of discontinued operations is not indicative of the Company's future operations.

For the quarter ended June 30, 2003, the Company had a loss from discontinued operations totaling $129,000 as compared to a gain of $134,000 for the quarter ended June 30, 2002. The reason for the reduction in earnings from the quarter ended June 30, 2002 is primarily attributed to: (i) an increase in professional fees of $171,000 as a result of the Asset Sale; (ii) a $36,000 realized loss in the Company's investment in the equity and earnings of certain partnerships in which the Company had a prior interest; (iii) the write-off of the $72,000 deferred tax asset, as the collectibility of the asset is uncertain as a result of the Asset Sale; and (iv) the recording of a $50,000 gain as a result of the Asset Sale.

PLAN OF OPERATION

As noted above, the Company has no current operations and intends to actively seek acquisition and business combination opportunities with another operating business. Until such an acquisition or business combination is effectuated, there will be no significant expected operations of the Company. Accordingly, the Company may not achieve sufficient income to offset its operating expenses, which could create operating losses that may require the Company to use and thereby reduce its cash on hand.

Pursuant to the terms of the APA, within three (3) months after the Closing Date, the Company shall declare and pay a cash dividend to stockholders, pro rata, based upon the then outstanding number of shares of the Company's Common Stock, of all cash (if any) on hand in excess of approximately $1,500,000, provided such dividend equals or exceeds $0.15 per share. Although the Company cannot definitively predict whether a dividend will be declared and paid and, if declared and paid, what the exact amount of the dividend will be, the Company expects that a dividend pursuant to the APA of approximately $0.40 to $0.50 per share will be declared and payable by the end of September, 2003. The actual per share dividend, if any, could differ materially from these amounts depending upon various factors.

Additionally, pursuant to the terms of the SPA, in the event that the Company is unable to consummate a material merger, acquisition or business combination transaction or series of transactions (defined as having an aggregate value in excess of $750,000) within three (3) years of the Closing Date (subject to a three (3) month extension in the event the Company is then involved in good faith negotiations to consummate a material transaction or transactions), then upon the request of the holders of twenty percent (20%) or more of the outstanding stock of the Company held by non-affiliates of management, the Company will schedule a meeting of stockholders and solicit proxies pursuant to which the stockholders will vote on whether to dissolve and liquidate the Company. The agreement also provides that all shares held by management shall be voted in the same proportion as the non-management shares with respect to such vote.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company has made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on June 3, 2003. The following items were voted upon and the results of the voting were as follows:
(1)

To approve the Asset Purchase Agreement, dated June 28, 2002, as amended, for the sale of the Company's mortgage business and assets. The votes of the stockholders were as follows: 827,984 votes For, 30,793 votes Against, 9,357 votes abstained and 131,062 broker non-votes.

(2)

To approve the Stock Purchase Agreement, dated June 28, 2002, as amended, for the issuance and sale of 250,000 shares of the Company's Common Stock and Warrants to purchase 200,000 shares of the Company's Common Stock. The votes of the stockholders were as follows: 821,296 votes For, 37,315 votes Against, 9,524 votes abstained and 131,062 broker non-votes.

(3)	To elect Martin Cohen, Michael L. Goldman, Lawrence R. Yurdin, Bernard Zimmerman and Jay J. Miller to the Company's Board of Directors. The votes of the stockholders were as follows:

	NAME	FOR	WITHHELD
	Martin Cohen	985,640	13,557
	Michael L. Goldman	985,640	13,557
	Lawrence R. Yurdin	982,220	16,977
	Bernard Zimmerman	985,640	13,557
	Jay J. Miller	985,540	13,657

(4)	To approve the Company's 2002 Equity Incentive Plan. The votes of the stockholders were as follows: 794,027 votes For, 56,180 votes Against, 17,928 votes abstained and 131,062 broker non-votes.

(5)

To approve an amendment to the Company's Certificate of Incorporation, as amended, to change the name of the Company to "FCCC, Inc." The votes of the stockholders were as follows: 970,954 votes For, 20,712 votes Against and 7,531 votes abstained.

(6)

To ratify the appointment of Saslow Lufkin & Buggy, LLP as the auditors of the Company for the fiscal year ending March 31, 2003. The votes of the stockholders were as follows: 973,198 votes For, 18,856 votes Against and 7,143 votes abstained.

8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)	Exhibits.

	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K.

Form 8-K filed on June 4, 2003 announcing the results of the Annual Meeting of Stockholders.
Form 8-K filed on June 10, 2003 announcing corporate name change to FCCC, Inc.

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:	/s/Bernard Zimmerman Name: Bernard Zimmerman Title: President and Chief Executive Officer

By:	/s/Lawrence R. Yurdin Name: Lawrence R. Yurdin Title: Chief Financial Officer

Dated: August 6, 2003

EXHIBIT INDEX
Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer