Form 10QSB
period 2003-09-30
FCCC INC
filed 2003-11-03
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-QSB
(Mark One) ☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File number: 811-0969

FCCC, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0759497 (I.R.S. Employer Identification No.)
200 Connecticut Avenue, Norwalk, Connecticut 06854 (Address of principal executive offices)
(203) 855-7700 (Issuer's telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of November 1, 2003, was: 1,423,382

Transitional Small Business Format: Yes ☐  No ☑

FCCC, INC.

FORM 10-QSB

INDEX
		Page
PART I--FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets	1
	Statements of Operations	2-3
	Statements of Cash Flows	4
	Statements of Changes in Stockholders' Equity	5
	Notes to Condensed Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	7
ITEM 3.	CONTROLS AND PROCEDURES	8

PART II--OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	9
	SIGNATURES	10
	EXHIBIT INDEX	11

ii

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
FCCC, INC. Balance Sheets As of September 30 and June 30, 2003 (Dollars in thousands)

	September 30, 2003 (Unaudited)	June 30, 2003 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,666	$ 1,067
Due from FCCC Holding Company, LLC	-	1,137
Due from stockholders	-	252

Total current assets	1,666	2,456

Other assets	1	-

TOTAL ASSETS	$ 1,667	$ 2,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$ 12	$ 72

Total current liabilities	12	72

Commitments and contingencies	-	-

TOTAL LIABILITIES	12	72

Stockholders' equity:
Common stock, no par value, stated value $.50 per share,
authorized 3,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,380	9,380
Accumulated deficit	(8,437)	(7,708)
Total stockholders' equity	1,655	2,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,667	$ 2,456

See notes to financial statements.

1

FCCC, INC. Statements of Operations (Unaudited) (Dollars in thousands, except share data)

	Three Months Ended September 30,
	2003	2002

CONTINUING OPERATIONS:
Income:
Interest income	$ 5	$ -

Total income	5	-

Expense:

Operating expenses	22	-

Total expense	22	-

INCOME (LOSS) FROM CONTINUING OPERATIONS:	(17)	-

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations	-	144
Income tax expense	-	57

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	87

NET INCOME (LOSS)	$ (17)	$ 87

Per share of common stock:
Basic and diluted	$ (0.01)	$ (0.07)

Weighted average common shares outstanding:
Basic	1,423,383	1,173,382
Diluted	1,529,776	1,183,241

See notes to financial statements.

2

FCCC, INC. Statements of Operations (Unaudited) (Dollars in thousands, except share data)

	Six Months Ended September 30,
	2003	2002

CONTINUING OPERATIONS:
Income:
Interest income	$ 5	$ -

Total income	5	-

Expense:

Operating expenses	22	-

Total expense	22	-

INCOME (LOSS) FROM CONTINUING OPERATIONS:	(17)	-

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations, including gain on sale of assets of $50 in 2003	(55)	379
Income tax expense	74	158

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(129)	221

NET INCOME (LOSS)	$ (146)	$ 221

Per share of common stock:
Basic and diluted	$ (0.11)	$ 0.19

Weighted average common shares outstanding:
Basic	1,299,066	1,173,382
Diluted	1,376,709	1,177,860

See notes to financial statements.

3

FCCC, INC. Statements of Cash Flows (Unaudited) (Dollars in thousands, except share data)

	Six Months Ended September 30,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$ (146)	$ 221
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	1	2
Decrease in deferred tax asset	72	120
Adjustments - discontinued operations	-	284
Decrease (increase) in assets:
Due from FCCC Holding Company, LLC	1,137	-
Other assets	(1)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(60)	-

Changes in assets and liabilities - discontinued operations	(1,333)	(305)

Net cash (used in) provided by operating activities	(330)	322

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(1)
Decrease (increase) in loans held for sale - discontinued operations	896	(355)

Net cash provided by (used in) investing activities	896	(356)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and equivalents	252	-
Dividends paid	(712)	-
Increase in line of credit borrowings - discontinued operations	1,530	294
Other - discontinued operations	-	5

Net cash provided by (used in) financing activities	1,070	299

Net increase in cash and cash equivalents	1,636	265
Cash and cash equivalents, beginning of period	30	437
Cash and cash equivalents, end of period	$ 1,666	$ 702

Supplemental disclosure of cash flow disclosures:
Cash payments of interest - discontinued operations	$ 56	$ 80
Cash payments of income taxes	$ 6	$ 17

See notes to financial statements.

4

FCCC, INC. Statements of Changes in Stockholders' Equity For the Six Months Ended September 30, 2003 (Unaudited) (Dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2003 (audited)	1,173,382	$ 587	$ 9,253	$ (7,579)	$ 2,261

Issuance of shares	250,000	125	127	-	252

Dividend paid	-	-	-	(712)	(712)

Net loss	-	-	-	(146)	(146)

Balance, September 30, 2003 (unaudited)	1,423,382	$ 712	$ 9,380	$ (8,437)	$ 1,655

See notes to financial statements.

5

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed financial statements of FCCC, Inc. (the "Company"), formerly known as The First Connecticut Capital, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

The interim financial statements reflect the results of the sale consummated as of June 30, 2003 of all the Company's operating assets and liabilities (excluding cash and certain deferred tax assets) (the "Asset Sale") to FCCC Holding Company, LLC, a Connecticut limited liability company ("Holding"), pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended (the "APA"). Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of Common Stock, at a price of $1.00 per share, and 5-year Warrants to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, subject to adjustment, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President and Chief Executive Officer of the Company, and Martin Cohen, the current Chairman of the Board and Treasurer of the Company, or their affiliates (the "Stock Sale"). As a result of the above transactions, all operating results prior to June 30, 2003 have been reflected as discontinued operations of the Company, as the Company is no longer conducting mortgage lending business operations. In addition, the Company has written off the deferred tax asset totaling $72,000 as of June 30, 2003, as the utilization of the asset was uncertain at that time.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2004 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.

Prior to the Asset Sale, the Company was engaged in the mortgage lending business, which involved the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

NOTE B - SALE OF COMPANY'S BUSINESS AND ASSETS

On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all its operating assets and liabilities (excluding cash and certain deferred tax assets) to Holding pursuant to the terms of the APA. The purchase price of the assets and liabilities assumed was approximately $1,137,000, excluding cash of $1,067,000 as adjusted. The Company recognized a $50,000 gain from the sale of the operating assets and liabilities to Holding pursuant to the APA. The Company has reflected all amounts due pursuant to the Asset Sale from Holding, and all amounts due from the Stock Sale, as assets as of June 30, 2003. These amounts were paid on July 11, 2003, subject to immaterial post closing adjustments, and are reflected herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company's management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors that could materially and adversely impact the Company's financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

RECENT DEVELOPMENTS

On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all of the operating assets and liabilities (excluding cash and certain deferred tax assets) of the Company's mortgage lending business (the "Asset Sale"). Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of its Common Stock, at a price of $1.00 per share, and 5-year Warrants to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, subject to adjustment, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President and Chief Executive Officer of the Company, and Martin Cohen, the current Chairman of the Board and Treasurer of the Company, or their affiliates (the "Stock Sale"). These transactions were authorized by the Company's shareholders on June 3, 2003.

As a result of the Asset Sale, the Company has limited operations. The Company plans to continue as a public entity and is actively seeking acquisition and business combination opportunities with other operating businesses; however, there can be no assurance that this plan will be successfully implemented. Until such an acquisition or business combination is effectuated, the Company will have no significant business operations and the Company expects to incur moderate losses each quarter while it searches for a transaction.

Prior to the Asset Sale, the Company was engaged in the mortgage lending business, which involved the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company's operations currently comprise a search for an appropriate transaction such as an acquisition or other business combination with an operating business. In this regard, the Company has had discussions with a number of acquisition prospects but, at this time, the Company has no arrangement or understanding with respect to any potential acquisition or business combination candidate.

The Company incurred a loss of $17,000 for the quarter ended September 30, 2003. The Company believes that a comparison of the financial results for said quarter to that of the prior year would be inappropriate because the business of the Company was materially different during the quarter ended September 30, 2002 than it is currently.

On September 3, 2003, the Board of Directors of the Company declared a special, one-time cash dividend of $0.50 per share. The dividend was paid on September 30, 2003 to shareholders of record as of September 15, 2003.

Stockholder's equity as of September 30, 2003 is $1,667,000 as compared to $2,456,000 at June 30, 2003 and $2,261,000 at March 31, 2003. Stockholders' equity has decreased, substantially due to the payment of the Company's special, one-time cash dividend of $0.50 per share.

The payment of cash dividends is subject to the discretion of the Company's Board of Directors. The payment of the Company's September 30, 2003 cash dividend was a special, one-time dividend paid pursuant to the terms of the Asset Purchase Agreement related to the Company's Asset Sale. The Company has no plans to pay any cash dividends in the foreseeable future.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The Company is obligated under a letter of credit issued by the Company to the Town of Fairfield in the amount of $2,750. As a condition to the Asset Sale, the purchaser placed funds in escrow at closing to secure the obligations of the Company under this letter of credit. No amounts have been drawn or are expected to be drawn on this letter of credit.

PLAN OF OPERATION

As noted above, the Company has limited operations and intends to actively seek acquisition and business combination opportunities with another operating business. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company may not achieve sufficient income to offset its operating expenses, which could create operating losses that may require the Company to use and thereby reduce its cash on hand.

Additionally, pursuant to the terms of the SPA, in the event that the Company is unable to consummate a merger, acquisition or business combination transaction or series of transactions (defined as having an aggregate value in excess of $750,000) within three (3) years of the closing date (subject to a three (3) month extension in the event the Company is then involved in good faith negotiations to consummate a material transaction or transactions), then upon the request of the holders of twenty percent (20%) or more of the outstanding stock of the Company held by non-affiliates of management, the Company will schedule a meeting of stockholders and solicit proxies pursuant to which the stockholders will vote on whether to dissolve and liquidate the Company. The agreement also provides that all shares held by management shall be voted in the same proportion as the non-management shares with respect to such vote.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and principal financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company has made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and principal financial officers.

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)	Exhibits.

	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Principal Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Principal Financial Officer

(b)	Reports on Form 8-K.

Form 8-K filed on July 11, 2003 announcing consummation of sale of substantially all of the Company's operating assets to FCCC Holding Company, LLC and sale of stock to affiliates of Bernard Zimmerman and Martin Cohen.

Form 8-K filed on September 3, 2003 announcing declaration of special, one-time dividend of $0.50 per share payable on September 30, 2003.

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:	/s/Bernard Zimmerman Name: Bernard Zimmerman Title: President and Chief Executive Officer

Dated: November 3, 2003

EXHIBIT INDEX
Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer