Form 10QSB
period 2003-12-31
FCCC INC
filed 2004-01-29
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-QSB
(Mark One) ☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The number of shares outstanding of the issuer's Common Stock, as of January 28, 2004, was: 1,423,382

Transitional Small Business Format: Yes ☐  No ☑

FCCC, INC.

FORM 10-QSB

INDEX
		Page
PART I--FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets	1
	Statements of Operations	2-3
	Statements of Cash Flows	4
	Statements of Changes in Stockholders' Equity	5
	Notes to Condensed Financial Statements	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	7
ITEM 3.	CONTROLS AND PROCEDURES	8

PART II--OTHER INFORMATION
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	9
	SIGNATURES	10
	EXHIBIT INDEX	11

ii

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
FCCC, INC. Balance Sheets As of December 31 and June 30, 2003 (Dollars in thousands)

	December 31, 2003 (Unaudited)	June 30, 2003 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,622	$ 1,067
Due from FCCC Holding Company, LLC	-	1,137
Due from stockholders	-	252

Total current assets	1,622	2,456

Other assets	1	-

TOTAL ASSETS	$ 1,623	$ 2,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$ 2	$ 72

Total current liabilities	2	72

Commitments and contingencies	-	-

TOTAL LIABILITIES	2	72

Stockholders' equity:
Common stock, no par value, stated value $.50 per share,
authorized 3,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,369	9,380
Accumulated deficit	(8,460)	(7,708)
Total stockholders' equity	1,621	2,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,623	$ 2,456

See notes to financial statements.

1

FCCC, INC. Statements of Operations (Unaudited) (Dollars in thousands, except share data)

	Three Months Ended December 31,
	2003	2002

CONTINUING OPERATIONS:
Income:
Interest income	$ 4	$ -

Total income	4	-

Expense:

Operating expenses	27	-

Total expense	27	-

INCOME (LOSS) FROM CONTINUING OPERATIONS:	(23)	-

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations (see Note B)	-	2
Income tax expense	-	13

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(11)

NET INCOME (LOSS)	$ (23)	$ (11)

Per share of common stock:
Basic and diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding:
Basic	1,423,382	1,173,382
Diluted	1,541,350	1,190,265

See notes to financial statements.

2

FCCC, INC. Statements of Operations (Unaudited) (Dollars in thousands, except share data)

	Nine Months Ended December 31,
	2003	2002

CONTINUING OPERATIONS:
Income:
Interest income	$ 9	$ -

Total income	9	-

Expense:

Operating expenses	49	-

Total expense	49	-

INCOME (LOSS) FROM CONTINUING OPERATIONS:	(40)	-

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations (see Note B)	(55)	381
Income tax expense	74	171

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(129)	210

NET INCOME (LOSS)	$ (169)	$ 210

Per share of common stock:
Basic and diluted	$ (0.13)	$ 0.18

Weighted average common shares outstanding:
Basic	1,340,655	1,173,382
Diluted	1,451,831	1,181,953

See notes to financial statements.

3

FCCC, INC. Statements of Cash Flows (Unaudited) (Dollars in thousands, except share data)

	Nine Months Ended December 31,
	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$ (169)	$ 210
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	1	4
Decrease in deferred tax asset	72	133
Adjustments - discontinued operations	-	193
Decrease (increase) in assets:
Due from FCCC Holding Company, LLC	1,137	-
Other assets	(1)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(70)	-

Changes in assets and liabilities - discontinued operations	(1,333)	(115)

Net cash (used in) provided by operating activities	(363)	425

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(2)
Decrease (increase) in loans held for sale - discontinued operations	896	37

Net cash provided by (used in) investing activities	896	35

Cash Flows From Financing Activities:
Proceeds from sale of common stock	252	-
Dividends paid	(712)	-
Cost of additional authorized shares	(11)	-
Increase (decrease) in line of credit borrowings - discontinued operations	1,530	(644)
Other - discontinued operations	-	1

Net cash provided by (used in) financing activities	1,059	(643)

Net increase in cash and cash equivalents	1,592	(183)
Cash and cash equivalents, beginning of period	30	437
Cash and cash equivalents, end of period	$ 1,622	$ 254

Supplemental disclosure of cash flow disclosures:
Cash payments of interest - discontinued operations	$ 56	$ 114
Cash payments of income taxes	$ 6	$ 30

See notes to financial statements.

4

FCCC, INC. Statements of Changes in Stockholders' Equity For the Nine Months Ended December 31, 2003 (Unaudited) (Dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2003 (audited)	1,173,382	$ 587	$ 9,253	$ (7,579)	$ 2,261

Issuance of shares	250,000	125	127	-	252

Dividend paid	-	-	-	(712)	(712)

Cost of additional authorized shares	-	-	(11)	-	(11)

Net loss	-	-	-	(169)	(169)

Balance, December 31, 2003 (unaudited)	1,423,382	$ 712	$ 9,369	$ (8,460)	$ 1,621

See notes to financial statements.

5

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed financial statements of FCCC, Inc. (the "Company"), formerly known as The First Connecticut Capital Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

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

NOTE B - SALE OF COMPANY'S BUSINESS AND ASSETS

On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all its operating assets and liabilities (excluding cash and certain deferred tax assets) to Holding pursuant to the terms of the APA. The purchase price of the assets and liabilities assumed was approximately $1,137,000, excluding cash of $1,067,000 as adjusted. The Company recognized a $50,000 gain from the sale of the operating assets and liabilities to Holding pursuant to the APA. The Company has reflected all amounts due pursuant to the Asset Sale from Holding, and all amounts due from the Stock Sale, as assets as of June 30, 2003. These amounts were paid on July 11, 2003, subject to immaterial post closing adjustments.

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

As a result of the Asset Sale, the Company has limited operations. The Company plans to continue as a public entity and is actively seeking acquisition and business combination opportunities with other operating businesses; however, there can be no assurance that this plan will be successfully implemented. Until such an acquisition or business combination is effectuated, the Company will have no significant business operations, and the Company expects to incur moderate losses each quarter while it searches for a transaction.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company's operations currently consist of a search for an appropriate transaction such as an acquisition or other business combination with an operating business. In this regard, the Company has had discussions with a number of acquisition prospects but, at this time, the Company has no arrangement or understanding with respect to any potential acquisition or business combination candidate.

The Company incurred a loss of $23,000 for the quarter ended December 31, 2003. The Company believes that a comparison of the financial results for said quarter to that of the prior year would be inappropriate because the business of the Company was materially different during the quarter ended December 31, 2002 than it is currently.

On September 3, 2003, the Board of Directors of the Company declared a special, one-time cash dividend of $0.50 per share. The dividend was paid on September 30, 2003 to shareholders of record as of September 15, 2003.

Stockholder's equity as of December 31, 2003 is $1,621,000 as compared to $2,384,000 at June 30, 2003 and $2,261,000 at March 31, 2003. Stockholders' equity has decreased, substantially due to the payment of the Company's special, one-time cash dividend of $0.50 per share.

The payment of cash dividends is subject to the discretion of the Company's Board of Directors. The payment of the Company's September 30, 2003 cash dividend was a special, one-time dividend paid pursuant to the terms of the Asset Purchase Agreement related to the Company's Asset Sale. The Company has no plans to pay any cash dividends in the foreseeable future.

At a Special Meeting of the Stockholders of the Company held on December 23, 2003, the Company's stockholders voted to approve an amendment to the Company's amended and restated certificate of incorporation to increase the aggregate number of shares of common stock authorized to be issued from 3,000,000 to 22,000,000. Such amendment was filed with the Secretary of State of the State of Connecticut on January 26, 2004. All costs and payment of fees to December 31, 2003 associated with the approval and filing of the amendment were credited to paid-in capital of the Company.

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

PLAN OF OPERATION

As noted above, the Company has limited operations and intends to actively seek acquisition and business combination opportunities with another operating business. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company will not achieve sufficient income to offset its operating expenses, which would create operating losses that may require the Company to use and thereby reduce its cash on hand.

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

PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a Special Meeting of Stockholders on December 23, 2003. At the Special Meeting the Company's stockholders voted to approve an amendment to the Company's amended and restated certificate of incorporation to increase the aggregate number of shares of common stock authorized to be issued by the Company from 3,000,000 to 22,000,000. The votes of the stockholders were as follows: 1,168,351 votes For, 28,598 votes Against and 5,945 votes Abstained.

The amendment to the Company's amended and restated certificate of incorporation to increase the aggregate number of shares authorized to be issued from 3,000,000 to 22,000,000 was filed with Secretary of State of the State of Connecticut on January 26, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)	Exhibits.

	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Principal Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Principal Financial Officer

(b)	Reports on Form 8-K.

Form 8-K filed on October 10, 2003 reporting the resignation of Saslow Lufkin & Buggy, LLP as the Company's independent accountants and the engagement of Mahoney Sabol & Company, LLP as the Company's new independent accountants.

Form 8-K filed on December 24, 2003 announcing the approval by the Company's stockholders of an amendment to the Company's amended and restated certificate of incorporation to increase the aggregate number of shares of common stock authorized to be issued by the Company from 3,000,000 to 22,000,000.

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:	/s/Bernard Zimmerman Name: Bernard Zimmerman Title: President and Chief Executive Officer

Dated: January 29, 2004

EXHIBIT INDEX
Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer