Form 10KSB
period 2004-03-31
FCCC INC
filed 2004-06-25
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-KSB
(Mark One) ☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number: 811-0969

FCCC, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-0759497 (I.R.S. Employer Identification No.)
200 Connecticut Avenue, Norwalk, Connecticut 06854 (Address of principal executive offices)
(203) 855-7700 (Issuer's telephone number)
________________
Securities registered under Section 12(b) of the Exchange Act:
Title of each class NONE	Name of each exchange on which registered N/A

Securities registered under Section 12(g) of the Exchange Act:
Title of class COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer's revenues for its most recent fiscal year (from continuing operations since July 1, 2003): $14,000

As of June 4, 2004, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $2,772,424.

The number of shares outstanding of the issuer's common stock as of June 4, 2004 was 1,423,382.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

ii

FCCC, INC.

FORM 10-KSB

TABLE OF CONTENTS

iii

FORWARD-LOOKING STATEMENTS

This annual report and other reports issued by FCCC, Inc. (the "Company" or "FCCC"), including reports filed with the Securities and Exchange Commission, may contain "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company's management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company's future results may differ materially from historical performance and forward-looking statements about the Company's expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors that could materially and adversely impact the Company's financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

RECENT DEVELOPMENTS

On May 19, 2004, FCCC executed and entered into a Standstill and Tender Offer Agreement (the "Agreement") among Wayfarer Financial Group, Inc. ("Wayfarer"), Martin Cohen ("Cohen"), Bernard Zimmerman ("Zimmerman"), the Cohen Profit Sharing Plan (the "Cohen Plan") and Bernard Zimmerman & Company, Inc. ("Zimco") (Zimmerman, Cohen, the Cohen Plan and Zimco may be collectively referred to herein as the "Sellers"). Wayfarer, a newly-formed company based in Sumter, S.C., has advised the Company that it is currently in the process of seeking capital to effectuate a tender offer for common stock of FCCC.

Pursuant to the Agreement, FCCC and the Sellers have agreed to a 90 day standstill period (the "Standstill Period") in exchange for a non-refundable $250,000 cash standstill fee, which was paid to FCCC on May 20, 2004. During the Standstill Period, Wayfarer intends to effect a tender offer for a minimum of 62% of the issued and outstanding shares of common stock of FCCC at a price of $3.05 per share in cash (the "Offer"). Additionally, Wayfarer intends to purchase all 200,000 outstanding warrants to purchase common stock of the Company at a price of $2.55 per warrant, and to cause the acceleration and redemption of all outstanding stock options of the Company. The Cohen Plan and Zimco, affiliates of Cohen, the Chairman of the Board of Directors and Treasurer of the Company, and Zimmerman, the President and Chief Executive Officer of the Company, respectively, have agreed to tender all of their shares of common stock, and Cohen and Zimmerman have agreed to sell all of their warrants (the "Warrants"), to Wayfarer.

Wayfarer is required under the Agreement to deposit into an escrow account, not later than five (5) business days before an Offer is commenced, cash sufficient to pay (1) the aggregate purchase price for the shares that Wayfarer may be obligated to accept for payment pursuant to the Offer, (2) the aggregate purchase price for the Warrants, (3) the aggregate consideration for the stock options and (4) certain estimated costs and expenses of the Offer.

Additionally under the Agreement, in the event Wayfarer commences an Offer, upon the purchase of shares of FCCC pursuant to the Offer and for so long thereafter as Wayfarer owns in the aggregate more than 50% of the outstanding shares of FCCC, Wayfarer shall be entitled to designate for appointment or election to FCCC's Board of Directors, upon written notice, such number of directors corresponding to Wayfarer's percentage ownership of the Company, subject to the terms and restrictions set forth in the Agreement (a copy of which Agreement is attached to the Company's Form 8-K filed on May 20, 2004).

Wayfarer is also responsible under the terms of the Agreement for certain expenses incurred by FCCC in connection with this transaction.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

FCCC, Inc. was incorporated under the laws of the state of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut. FCCC is authorized to issue 22,000,000 shares of common stock without par value. The Company currently has 1,423,382 shares of common stock issued and outstanding.

Prior to June 30, 2003, the Company was engaged in the mortgage banking business. As more fully discussed below, FCCC has had limited operations since June 30, 2003. Such operations consist of a search for an appropriate transaction such as a merger, acquisition or other business combination with an operating business or other appropriate financial transaction. As noted below, the Company's search was suspended on May 19, 2004 pursuant to the Standstill Agreement described in "Recent Developments" on Page 1.

History

The Company originally operated as a federally licensed small business investment company under the Small Business Investment Act of 1958 and was registered as an investment company under the Investment Company Act of 1940. The business of the Company consisted of providing long-term loans to finance the growth, expansion and development of small business concerns.

On August 15, 1990, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. On October 18, 1991, the Company filed a plan of reorganization (the "Plan") with the United States Bankruptcy Court. The Plan was confirmed as of January 9, 1992. Under the Plan, the Company was required to surrender its license to operate as a small business investment company.

On June 29, 1993, the Company's application for de-registration under the Investment Company Act of 1940 was approved by the Securities and Exchange Commission.

On December 15, 1993, the Company sold substantially all of its outstanding investment portfolio for an amount sufficient to settle substantially all of the Company's governmental liabilities under the Plan. As part of this transaction, restrictions under the Plan regarding the Company's lending activities were waived.

The Company was granted a license by the State of Connecticut Department of Banking to engage in business as a First Mortgage Loan-Lender/Broker on April 8, 1994. The Company was also licensed by the State of Connecticut as a Second Mortgage Lender/Broker.

On December 28, 1994, the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

As noted above, the Company was engaged in the mortgage banking business from 1994 until June 2003. On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all of the operating assets and liabilities (excluding cash and certain deferred tax assets) of the Company's mortgage business (the "Asset Sale") to FCCC Holding Company, LLC pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended, for an aggregate adjusted purchase price of $1,137,000. Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of its Common Stock, at a price of $1.00 per share, and five-year Warrants to purchase 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, subject to adjustment, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President and Chief Executive Officer of the Company, and Martin Cohen, the current Chairman of the Board and Treasurer of the Company, or their affiliates, pursuant to the terms of a Stock Purchase Agreement dated June 28, 2002, as amended (the "Stock Sale"). The Company's shareholders approved these transactions on June 3, 2003.

Current Business

As a result of the Asset Sale, the Company has limited operations. The Company plans to continue as a public entity and has been actively seeking merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions; however, there can be no assurance that this plan will be successfully implemented.

On May 19, 2004, the Company entered into a Standstill and Tender Offer Agreement (the "Agreement") as more fully described in "Recent Developments" on Page 1. Pursuant to the Agreement, the Company agreed to a 90 day Standstill Period, during which time the Company must, among other things, cease discussions with other merger, acquisition or business combination prospects. At this time the Company has no other arrangements or understandings with respect to any potential merger, acquisition or business combination candidate.

There can be no assurance that the transaction contemplated by the Agreement will be consummated, and the Company expects to incur moderate losses each month (other than as may be offset by the $250,000 standstill fee from Wayfarer referred to in "Recent Developments" on Page 1) until either the transaction contemplated by and described in the Agreement is consummated or the 90 day Standstill Period has expired. In the event the Standstill Period expires without the completion of the transaction, FCCC's search for appropriate transactions will recommence, unless the parties mutually agree to an extension of the Standstill period, which neither is obligated to do. It is anticipated that opportunities may come to FCCC's attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. At this time, FCCC has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder or as a business consultant in regard to any business opportunities for it. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

If the Company resumes its search for a suitable acquisition candidate, the Company does not intend to restrict its search to any particular business, industry, or geographical location. In evaluating a transaction, the Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

It is impossible to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of FCCC with business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of FCCC following a reorganization or other financial transaction. As part of such a transaction, FCCC's existing directors may resign and new directors may be appointed. The Company's operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is impossible to predict the nature or magnitude of such increased regulation, if any.

The Company will continue to incur moderate losses each month until an appropriate transaction is effectuated.

Competition

FCCC is in direct competition with many entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which FCCC could consider. Many of these competing entities also possess significantly greater experience and contacts than FCCC's management. Moreover, FCCC also competes with numerous other companies similar to it for such opportunities.

Employees

The Company currently has no employees. The Company has three executive officers, two of whom have consulting arrangements with the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases office space located at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut from an unaffiliated party pursuant to a one (1) year lease expiring on June 30, 2004. It is expected that such occupancy will continue on a month to month arrangement thereafter.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings which are pending or have been threatened against the Company or any officer, director or control person of which management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

The Company's common stock is traded over the counter, and the low bid and high ask prices of the Company's stock are quoted on the OTC Bulletin Board under the symbol FCIC (formerly FCCC). Following are the low bid and high ask prices for the Company's common stock during the fiscal years ended March 31, 2004 and 2003 as quoted on the OTC Bulletin Board:

FY Ended March 31, 2004	Low	High
First Quarter	$ 0.81	$ 1.26
Second Quarter	1.00	1.60
Third Quarter	0.85	1.01
Fourth Quarter	0.92	1.01

FY Ended March 31, 2003	Low	High
First Quarter	$ 0.51	$ 0.65
Second Quarter	0.51	0.90
Third Quarter	0.71	1.01
Fourth Quarter	0.75	1.05

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On June 4, 2004, the closing sale price for the Company's common stock was $2.75 per share.

Holders

The approximate number of stockholders of record of the Company on June 4, 2004 was 1,300. The number of shares outstanding of the Company's common stock as of June 4, 2004 was 1,423,382.

Dividends

On September 30, 2003, the Company paid a special, one-time cash dividend of $0.50 per share to shareholders of record as of September 15, 2003. Prior to this dividend, the Company had not paid any dividends on its Common Stock since April 27, 1990. The payment of the Company's September 30, 2003 cash dividend was a special, one-time dividend paid pursuant to the terms of the Asset Purchase Agreement relating to the Company's Asset Sale, and the Company has no plans to pay any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

The Company has limited operations and, prior to entering the Standstill and Tender Offer Agreement, had been actively seeking merger, acquisition and business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company's plan of operation and business, see PART I, Item 1 hereof.

Additionally, pursuant to the terms of the Stock Purchase Agreement referenced in PART I, Item 1 hereof, in the event that the Company is unable to consummate an appropriate transaction or series of transactions (defined as having an aggregate value in excess of $750,000) by June 30, 2006 (subject to a three (3) month extension in the event the Company is then involved in good faith negotiations to consummate a material transaction or transactions), then upon the request of the holders of twenty percent (20%) or more of the outstanding stock of the Company held by non-affiliates of management, the Company will schedule a meeting of stockholders and solicit proxies pursuant to which the stockholders will vote on whether to dissolve and liquidate the Company. The Stock Purchase Agreement also provides that all shares held by management shall be voted in the same proportion as the non-management shares with respect to such vote.

Results of Operations

Prior to June 30, 2003, the Company was engaged in the mortgage banking business. Since that date, the Company has had limited operations, consisting of a search for a suitable transaction such as an acquisition or other business combination with an operating business.

The Company incurred a loss of $70,000 from continuing operations for the year ended March 31, 2004, and stockholder's equity as of March 31, 2004 was $1,552,000. The Company believes that a comparison of the financial results for the fiscal year ended March 31, 2004 to that of the prior year would be inappropriate because the business and financial aspects of the Company were materially different during the fiscal year ended March 31, 2003.

Liquidity and Capital Resources

FCCC had cash on hand at March 31, 2004 of $1,560,000. FCCC had no other assets to meet ongoing expenses or debts that may accumulate. FCCC had liabilities of $9,000 at March 31, 2004.

FCCC has no commitment for any capital expenditure and foresees none. However, FCCC will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in locating and investigating appropriate transactions and other fees and expenses in the event it undertakes a transaction or attempts but is unable to complete a transaction. FCCC will also continue to incur expenses in connection with its commitments under consulting arrangements with management and expenses relating to its leased office space. FCCC's cash requirements for the next twelve months are relatively modest, consisting principally of legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934, except that the Company will incur additional nonrecurring expenses in connection with the transaction described in "Recent Developments" on Page 1 hereof.

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

At a Special Meeting of the Stockholders of the Company held on December 23, 2003, the Company's stockholders voted to approve an amendment to the Company's amended and restated certificate of incorporation to increase from 3,000,000 to 22,000,000 the aggregate number of shares of common stock authorized to be issued. The amendment was filed with the Secretary of State of the State of Connecticut on January 26, 2004. All costs and payment of fees to December 31, 2003 associated with the approval, preparation and filing of the amendment were credited to paid-in capital of the Company.

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

Recent Accounting Changes and New Accounting Pronouncements

See PART I, Item 7, Financial Statements and accompanying notes thereto.

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
  Stockholders of
FCCC, Inc.
Norwalk, Connecticut

We have audited the balance sheet of FCCC, Inc. (the Company) as of March 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2004 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

May 25, 2004

Independent Auditors' Report

To the Board of Directors and
  Stockholders of
FCCC, Inc.
Norwalk, Connecticut

We have audited the statements of operations, stockholders' equity, and cash flows of FCCC, Inc. (the Company) for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders' equity, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, stockholders' equity, and cash flows. We believe that our audit of the statements of operations, stockholders' equity, and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' equity, and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of FCCC, Inc. for the year ended March 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Saslow Lufkin & Buggy, LLP

Certified Public Accountants
Avon, Connecticut

May 6, 2003, except for note 2, as to which
  the date is May 25, 2004

FCCC, INC. BALANCE SHEET As of March 31, 2004 (Dollars in thousands)

2004

ASSETS
Current assets:
Cash and cash equivalents	$ 1,560

Total current assets	1,560

Other assets	1

TOTAL ASSETS	$ 1,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	9

Total current liabilities	9

Commitments and contingencies	-

TOTAL LIABILITIES	9

Stockholders' equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712
Additional paid-in capital	9,330
Accumulated deficit	(8,490)
Total stockholders' equity	1,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,561

See notes to financial statements.

10

FCCC, INC. STATEMENTS OF OPERATIONS (Dollars in thousands, except share data)

	Years Ended March 31,
	2004	2003

CONTINUING OPERATIONS:

Income:
Interest income	$ 14	$ -

Total income	14	-

Expense:
Operating expenses	75	-

Total expense	75	-

Income (Loss) from continuing operations before income taxes	(61)	-
Income tax expense	9	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(70)	-

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations	(55)	483
Income tax expense	74	225

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(129)	258

NET INCOME (LOSS)	$ (199)	$ 258

Basic earnings per share:
Continuing operations	$ (0.05)	$ -
Discontinued operations	(0.10)	0.22
Total	$ (0.15)	$ 0.22

Diluted earnings per share:
Continuing operations	$ (0.05)	$ -
Discontinued operations	(0.09)	0.22
Total	$ (0.14)	$ 0.22

Weighted average common shares outstanding:
Basic	1,361,224	1,173,382
Diluted	1,474,713	1,192,167

See notes to financial statements.

11

FCCC, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended March 31, 2004 and 2003 (Dollars in thousands, except share data)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance, March 31, 2003	1,173,382	$ 587	$ 9,253	$ (7,579)	$ 2,261

Issuance of shares	250,000	125	127	-	252

Dividend paid	-	-	-	(712)	(712)

Cost of additional authorized shares	-	-	(50)	-	(50)

Net loss	-	-	-	(199)	(199)

Balance, March 31, 2004	1,423,382	$ 712	$ 9,330	$ (8,490)	$ 1,552

See notes to financial statements.

12

FCCC, INC. STATEMENTS OF CASH FLOWS (Dollars in thousands, except share data)

	Years Ended March 31,
	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$ (199)	$ 258
Less: Income (loss) from discontinued operations	129	258

Income (loss) from continuing operations	70	-

Adjustments to reconcile net loss to cash provided by operating activities:
Decrease (increase) in assets:
Due from FCCC Holding Company, LLC	1,137	-
Other assets	(1)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(63)	-

Changes in assets and liabilities - discontinued operations	(1,333)	(115)

Net cash provided by operating activities	1,003	-

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	252	-
Dividends paid	(712)	-
Cost of additional authorized shares	(50)	-

Net cash provided by (used in) financing activities	(510)	-

Net cash provided by (used in) discontinued operations	1,037	(407)

Net increase in cash and cash equivalents	1,530	(407)

Cash and cash equivalents, beginning of year	30	437
Cash and cash equivalents, end of year	$ 1,560	$ 30

Supplemental cash flow disclosures:
Cash payments of interest	$ 56	$ 138
Cash payments of income taxes	$ 9	$ 24

See notes to financial statements.

13

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES:

Company Operations:

The accompanying financial statements of FCCC, Inc. (the Company), formerly known as The First Connecticut Capital Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The financial statements reflect the results of the sale consummated as of June 30, 2003 of all the Company's operating assets and liabilities (excluding cash and certain deferred tax assets) (the Asset Sale) to FCCC Holding Company, LLC, a Connecticut limited liability company (Holding), pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended (the APA). Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of Common Stock, at a price of $1.00 per share, and 5-year Warrants to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, subject to adjustment as defined, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President and Chief Executive Officer of the Company, and Martin Cohen, the current Chairman of the Board and Treasurer of the Company, or their affiliates (the Stock Sale). As a result of the above transactions, all operating results prior to June 30, 2003 have been reflected as discontinued operations of the Company, as the Company is no longer conducting mortgage lending business operations (see Note 2). In addition, the Company has written off the deferred tax asset totaling $72,000 as of June 30, 2003, as the utilization of the asset was uncertain at that time.

Prior to the Asset Sale, the Company was engaged in the mortgage lending business, which involved the origination, purchase, sale and servicing of mortgage loans secured by residential or commercial real estate.

Cash and Cash Equivalents:

The Company has defined cash as including cash on hand and cash in interest bearing and non-interest bearing operating bank accounts. Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each institution. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2004, the Company had uninsured cash balances totaling $1,452,000.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

Earnings Per Common Share:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted income (loss) per common share was calculated using the following number of shares:
	2004	2003

Average shares outstanding	1,361,224	1,173,382

Basic shares	1,361,224	1,173,382
Net dilutive effect of options
and warrants	113,489	18,785

Diluted shares	1,474,713	1,192,167

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

Stock Options:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) opinion No. 25. If the intrinsic value approach for measurement is elected; SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, whereby the Company does not recognize compensation costs at the grant date; accordingly, this pronouncement does not affect the Company's financial position or results of operations (see Note 4).

Common Stock Warrants:

In connection with the Asset Sale, the Company issued 5-year Warrants to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant price was adjusted to $.50 per share as a result of the payment of $.50 per share cash dividends during September 2003. No warrants were exercised or cancelled during the year ended March 31, 2004.

New Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS), SFAS No. 142 "Goodwill and Other Intangible Assets, " which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted this standard effective April 1, 2002. The initial adoption of this standard did not have a material impact on the Company's financial statements.

In June 2001, FASB issued SFAS No. 143 "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted this standard effective April 1, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements 4, 44, 64," which addresses the reporting related to the extinguishments of debt, accounting for intangible assets and the accounting for leases. The Company adopted this standard effective May 15, 2002. The initial adoption of this standard did not have a material impact on the Company's financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the Fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2002. The Company does not believe that the adoption of this interpretation will have any effect on its financial statements.

In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments. This statement is effective for contracts (as defined) entered into or modified after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and other wise is effective at the beginning of the first interim period beginning after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 2 - DISCONTINUED OPERATIONS:

On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all its operating assets and liabilities (excluding cash and certain deferred tax assets) to Holding pursuant to the terms of the APA. The purchase price of the assets and liabilities assumed was approximately $1,137,000, excluding cash of $1,067,000 as adjusted. The Company recognized a $50,000 gain from the sale of the operating assets and liabilities to Holding pursuant to the APA. All amounts due pursuant to the Asset Sale from Holding, and all amounts due from the Stock Sale were paid on July 11, 2003, subject to immaterial post closing adjustments. The Company has reported the results of operations, gain and deferred tax adjustment for the period from April 1, 2003 to June 30, 2003 and for the year ended March 31, 2003 as discontinued operations.

The results of operations included in discontinued operations were as follows (dollars in thousands):
	Period from April 1 to June 30, 2003	Year ended March 31, 2003

Total revenue	$ 261	$ 1,248
Income (loss) before income taxes
from discontinued operations	(105)	483
Add: gain on sale of operating assets	50	-
Less: income tax provision	74	225

Income (loss) from discontinued
Operations	$ (129)	$ 258

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 3 - FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents (see Note 1).

Fair Value of Financial Instruments:

SFAS no. 107, "Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE 4 - STOCK OPTIONS

The Company has two stock option plans. The first plan, the 1999 Stock Option Plan (the 1999 Plan) was adopted in 1999 and the second plan, the 2002 Equity Incentive Plan (the 2002 Plan) was adopted in 2003 (the 1999 Plan and the 2002 Plan are collectively referred to herein as the Plans). The Company has reserved 150,000 shares of stock for grants under both the 1999 and 2002 plans, respectively. Pursuant to the Plans, the Company's employees, officers, consultants, and directors are eligible to receive grants of incentive and/or non-incentive stock options. The Plans provide that the maximum term for options granted under the Plans is ten years and that the exercise price for the options may not be less than the fair market value of the Company's common stock on the date of grant.

Options granted pursuant to the 1999 Plan:

On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the year ended March 31, 2004 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

Options granted pursuant to the 2002 Plan:

On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. None of these options were vested, exercised or canceled during the year ended March 31, 2004 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Other Options:

On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares (Other Options), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The options expire five years from the date of grant and vest immediately. None of these options were exercised or cancelled during the year ended March 31, 2004, and no compensation cost has been recognized for these options.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 4 - STOCK OPTIONS (Continued):

The Company has adopted the disclosure only provision of SFAS No. 123 (see Note 1). If the Company had elected to recognize compensation costs based on the fair value of the grant for awards granted, the Company's net income (loss) after tax would have been adjusted to reflect additional compensation expense of $17,000 and $2,000 for the years ended March 31, 2004 and 2003, respectively. Pro forma net income (loss) would have been $(216,000) and $256,000 and pro forma earnings pre share (basic and diluted) would have been as follows:
	2004	2003
Earnings (loss) per share:
Basic - as reported	(0.15)	0.22
Basic - pro forma	(0.16)	0.22
Diluted - as reported	(0.14)	0.22
Diluted - pro forma	(0.15)	0.22

The estimated weighted average fair value of stock options at the time of grant using the Black-Scholes option pricing model was $.37 and $.06 for the fiscal 2004 and 2003 options, respectively. The assumptions used in computing such fair values are as follows:
	2004	2003
Annualized dividend yield	0%	0%
Expected volatility	100%	115%
Risk free interest rate	4.1%	3.1%
Expected option term	10	5

NOTE 5 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut for approximately $1,000 per month. Rent expense totaled $9,000 for the year ended March 31, 2004. All leases entered into prior to July 1, 2003 were transferred to Holding as part of the APA (see Notes 1 and 2).

On July 1, 2003, the Company entered into consulting agreements with the Company's President and Chairman of the Board. The agreements terminate on July 1, 2006 as defined, and stipulate monthly payments of $2,000 to each individual plus reasonable and necessary out-of-pocket expense. Expense related to these agreements totaled $36,000 for the year ended March 31, 2004.

The Company is obligated under a letter of credit issued by the Company to the Town of Fairfield in the amount of $2,750. As a condition to the Asset Sale, the purchaser placed funds in escrow at closing to secure the obligations of the Company under this letter of credit. No amounts have been drawn or are expected to be drawn on this letter of credit.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 6 - INCOME TAXES:

The income tax provision taxes consists of the following for the years ended March 31, 2004 and 2003:
	2004	2003
Current expense:
Federal	$ -	$ -
State	9,000	47,000

Total current	$ 9,000	$ 47,000

Deferred expense:
Federal	$ 74,000	$ 178,000
State	-	-

Total deferred	74,000	178,000

Total tax provision	$ 83,000	$ 225,000

At March 31, 2004, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended March 31, 2004 and 2003 is as follows:
	2004	2003

Federal provision at statutory rate	$ -	$ 164,000
State provision at statutory rate	9,000	47,000
Valuation allowance and other	-	14,000

Total	$ 9,000	$ 225,000

At March 31, 2004, the Company had available federal net operating losses of approximately $8,150,000 for income tax purposes, which expire from 2005 to 2023.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 7 - SUBSEQUENT EVENT:

On May 19, 2004, FCCC entered into a Standstill and Tender Offer Agreement (the Agreement) with Wayfarer Financial Group, Inc. (Wayfarer), Martin Cohen (Cohen), Bernard Zimmerman (Zimmerman), the Cohen Profit Sharing Plan (the Cohen Plan) and Bernard Zimmerman & Company, Inc. (Zimco) (Zimmerman, Cohen, the Cohen Plan and Zimco may be collectively referred to herein as the Sellers). Wayfarer, a newly formed venture based in Sumter, South Carolina, has advised FCCC that it is currently in the process of seeking capital to effectuate a tender offer for common stock of FCCC.

Pursuant to the Agreement, FCCC and the Sellers have agreed to a 90-day standstill period (the Standstill Period) in exchange for a non-refundable $250,000 standstill fee paid to FCCC. During the Standstill Period, Wayfarer intends to affect a tender offer for a minimum of 62% of the issued and outstanding shares of common stock of FCCC at a price of $3.05 per share in cash (the Offer). Additionally, Wayfarer intends to purchase all 200,000 outstanding warrants to purchase common stock of the Issuer at a price of $2.55 per warrant, and to cause the acceleration and redemption of all outstanding stock options of the Issuer. The Cohen Plan and Zimco, affiliates of Cohen, the Chairman of the Board of Directors, Treasurer and principal financial officer of the Company, and Zimmerman, the President and Chief Executive Officer of the Company, respectively, have agreed to tender all of their shares of common stock, and Cohen and Zimmerman have agreed to sell all of their warrants (the Warrants), to Wayfarer.

Wayfarer is required under the Agreement to deposit into an escrow account, not later than five (5) business days before an Offer is commenced, funds sufficient to pay (1) the aggregate purchase price for the shares that Wayfarer may be obligated to accept for payment pursuant to the Offer, (2) the aggregate purchase price for the Warrants, (3) the aggregate consideration for the stock options and (4) certain estimated costs and expenses of the Offer.

Additionally under the Agreement, in the event Wayfarer commences an Offer, upon the purchase of shares of FCCC pursuant to the Offer and for so long thereafter as Wayfarer owns in the aggregate more than 50% of the outstanding shares of FCCC, Wayfarer shall be entitled to designate for appointment or election to FCCC's Board of Directors, upon written notice, such number of directors corresponding to Wayfarer's percentage ownership of the Company, subject to the terms and restrictions set forth in the Agreement.

Wayfarer is also responsible under the terms of the Agreement for certain expenses incurred by FCCC in connection with an Offer by Wayfarer.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

On October 8, 2003, Saslow Lufkin & Buggy, LLP ("SLB") resigned from its position as independent public accountants of the Company. The reports of SLB on the Company's financial statements for the years ended March 31, 2003 and March 31, 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for the fiscal years ended March 31, 2003 and March 31, 2002, and in the subsequent interim periods, there were no disagreements between the Company and SLB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of SLB, would have caused SLB to make reference to the matter in their reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

As of October 10, 2003, Mahoney Sabol & Company, LLP ("MSC") was engaged as the Company's new independent public accountants. The appointment of MSC was recommended and approved by the Company's Audit Committee. The Company did not consult MSC during any of the previous years regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The events reported in this Item were previously reported on the Company's Form 8-K filed with the Securities and Exchange Commission on October 10, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company has made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and principal financial officer.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

The directors and executive officers of the Company as of June 4, 2004 are as follows:

Name	Age	Position	Director Since
Martin Cohen	69	Treasurer, principal financial officer and Chairman of the Board of Directors	2003
Bernard Zimmerman	71	President, Chief Executive Officer and Directors	2003
Jay J. Miller (1)	70	Secretary and Director	2003
Lawrence R. Yurdin (1)	63	Director	1986
Michael L. Goldman (1)	42	Director	1998
____________________
(1) Member of Audit Committee

Biographies of Directors and Officers

MARTIN COHEN became Chairman of the Board and Treasurer of the Company in July 2003, and assumed the role of principal financial officer in September 2003. An experienced private investor, Mr. Cohen is the former manager of Marcon Workouts LLC, the founder and former CEO of Marcon Capital Corporation, a federally licensed Small Business Investment Company, and a former consultant to CS First Boston and Greenwich Capital Corp., investment banking firms.

BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003. Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm, and is a director on the boards of Sbarro, Inc., The Institute for Cancer Research and Molecular Medicine, and the M. and A. Sbarro Family Foundation. Mr. Zimmerman is a Certified Public Accountant. He has over 30 years experience in the merger, acquisition and business combination fields.

JAY J. MILLER became Secretary and a Director of FCCC in July 2003. Mr. Miller is an attorney in private practice, and serves as a director on the boards of Covista Communications, Inc., a long distance telephone service provider and AmTrust Financial Group, Inc., an insurance holding company, as well as its affiliated insurance entities. Mr. Miller is also the Chairman of the Board of AmTrust Pacific Ltd., a New Zealand real estate company.

LAWRENCE R. YURDIN, a Director of the Company since 1986, is the former President and Chief Executive Officer of the Company. Mr. Yurdin has been employed by the Company in various capacities since 1970. Mr. Yurdin is currently the President and a Manager of FCCC Holding Company, LLC d/b/a First Connecticut Capital, a company engaged in the business of making and servicing mortgage loans.

MICHAEL L. GOLDMAN has served as a Director of the Company since 1998 and is the former Assistant Secretary of the Company. Mr. Goldman is the Managing Principal in the law firm of Goldman, Gruder & Woods, LLC. Mr. Goldman is also the Vice President, Secretary and a Manager of FCCC Holding Company, LLC d/b/a First Connecticut Capital, a company engaged in the business of making and servicing mortgage loans.

All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

FCCC's Board of Directors has established an Audit Committee. The Audit Committee meets with management and FCCC's independent auditors to determine the adequacy of internal controls and other financial reporting matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires FCCC's officers and directors, and persons who own more than ten percent (10%) of a registered class of FCCC's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish FCCC with copies of all Section 16(a) forms they file.

To the best of FCCC's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended March 31, 2004.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Jay J. Miller qualifies as its "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B, and is "independent" as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

FCCC has not yet adopted a corporate code of ethics. The Company's Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to December 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2002, 2003 and 2004 by the Company's (i) Chief Executive Officer, and (ii) "highly compensated" executive officers, other than the CEO, as determined by Regulation S-B, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other Compensation ($)

Bernard Zimmerman CEO and President	2004 (3) 2003 2002	$ 0 - -	$ 0 - -	$ 18,000 (1) - -	$ 0 - -	0 - -	$ 0 - -	$ 0 - -
Martin Cohen Chairman and Treasurer	2004 (3) 2003 2002	$ 0 - -	$ 0 - -	$ 18,000 (2) - -	$ 0 - -	0 - -	$ 0 - -	$ 0 - -
Lawrence R. Yurdin Former CEO and President	2004 (4) 2003 2002	$ 33,653 131,000 109,000	$ 0 0 0	$ 0 0 0	$ 0 0 0	15,000 0 28,500	$ 0 0 0	$ 0 0 0

(1)

Bernard Zimmerman & Company, Inc. ("Zimco"), an affiliate of Mr. Zimmerman, receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expires on July 1, 2006.

(2)

Mr. Cohen receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expires on July 1, 2006.

(3)	Since commencement of consulting agreement on July 1, 2003.
(4)

Mr. Yurdin resigned from his position as President and CEO of the Company as of June 27, 2003, at which time he was appointed Chief Financial Officer of the Company. Mr. Yurdin resigned from his position as CFO on August 31, 2003. Mr. Yurdin remains a Director of the Company.

Stock Options

On October 3, 2003, Lawrence Yurdin was granted 15,000 options under the Company's 2002 Equity Incentive Plan for his service as Director of the Company. The options are exercisable at price of $1.05 per share. Other than the foregoing, there were no (i) stock option/SARs grants (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal year ended March 31, 2004 to any Named Executives.

Compensation of Directors

Directors, except Messrs. Cohen and Zimmerman, receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

On October 3, 2003, Messrs. Miller, Goldman and Yurdin were granted 15,000 options each under the Company's 2002 Equity Incentive Plan for their service as Directors of the Company. The options are exercisable at price of $1.05 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

The following table, together with the accompanying footnotes, sets forth information, as of June 4, 2004, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company's outstanding common stock, Named Executives, all directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

5% Stockholders
Robert E. Humphreys 64 Alcott Street Acton, MA 01720	114,900 (1)	8.07%	-	114,900	8.07%

Executive Officer and Directors
Martin Cohen 27 E. 65th Street Apartment 11A New York, NY 10021	188,300 (2)	13.23%	100,000	288,300	18.92%
Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	188,300 (3)	13.23%	100,000	288,300	18.92%
Lawrence R. Yurdin 431B North Trail Stratford, CT 06815	21,707 (4)	1.53%	28,500	50,207	3.46%
Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921	1.19%	16,000	32,921	2.29%
Jay J. Miller 430 East 57th Street New York, NY 10022	-	-	-	-	-
All directors and executive officers as a group (five persons)	415,228	29.17%	244,500	659,728	39.55%

___________________________
(1)	Total includes shares beneficially owned by members of Mr. Humphreys' immediate family and affiliated trusts.
(2)	Includes shares held by Cohen Profit Sharing Plan, an affiliate of Mr. Cohen.
(3)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(4)	Excludes 7,484 shares held by Mr. Yurdin's wife, as to which he disclaims beneficial ownership.

Securities Authorized For Issuance Under Equity Compensation Plans

Stock Option Plans

The Company has two stock option plans. The first plan, the 1999 Stock Option Plan (the "1999 Plan") was adopted in 1999 and the second plan, the 2002 Equity Incentive Plan (the "2002 Plan") was adopted in 2003 (the 1999 Plan and the 2002 Plan are collectively referred to herein as the "Plans"). Each Plan has reserved 150,000 shares of stock for grants under each, respectively. Pursuant to the Plans, the Company's employees, officers, consultants, and directors are eligible to receive grants of incentive and/or non-incentive stock options. The purpose of the Plans are to advance the interests of the Company and its stockholders by helping the Company obtain and retain the services of employees, officers, consultants, and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. In addition, the Plans provide that the maximum term for options granted under the Plans is 10 years and that the exercise price for the options may not be less than the fair market value of the Company's common stock on the date of grant. Options granted to stockholders owning more than 10% of the Company's outstanding common stock must be exercised within 5 years from the date of grant and the exercise price must be at least 110% of the fair market value of the Company's common stock on the date of the grant.

Options granted pursuant to the 1999 Plan: On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. Accordingly, as of June 4, 2004, options to purchase 45,500 shares were outstanding under the 1999 Plan. No options were exercised or canceled during the year ended March 31, 2004 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant. As of June 4, 2004, options to purchase 45,000 shares were outstanding under the 2002 Plan. No options were exercised or canceled during the year ended March 31, 2004 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Other Options

On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares ("Other Options"), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The Company issued the Other Options in consideration of the efforts of the grantees in connection with the Asset and Stock Sales and their continued cooperation with and assistance to the Company after the closing of those transactions. The granting of the Other Options was approved by the stockholders of the Company at the June 3, 2003 Annual Stockholders Meeting. The terms and conditions of the Other Options are identical to the terms and conditions of the options issued under the Plans, except that they have not terminated upon the respective holders thereof ceasing to be "Eligible Persons" under the Plans. Using the Black-Scholes method of valuation, the aggregate value of the Other Options at the time of their grant was $24,645.

The following table sets forth, as of the year ended March 31, 2004, information with respect to FCCC's compensation plans and individual compensation arrangements to which FCCC is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1999 Stock Option Plan	44,500		105,500
2002 Stock Option Plan	45,000		105,000
Other Options	79,500		N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	169,000		210,500

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)	Exhibits.

	3.1	Amendment to Company's amended and restated certificate of incorporation to increase aggregate number of shares authorized to be issued from 3,000,000 to 22,000,000
	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Principal Financial Officer
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Principal Financial Officer

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report. The reports on Form 8-K filed subsequent to such period relating to the "Recent Developments" discussed on Page 1 of this annual report are as follows:

Form 8-K filed on April 28, 2004 reporting increase in market price and number of shares traded of FCCC, Inc. common stock.

Form 8-K filed on May 19, 2004 reporting increase in market price and number of shares traded of FCCC, Inc. common stock.

Form 8-K filed on May 20, 2004 reporting execution of Standstill and Tender Offer Agreement with Wayfarer Financial Group, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Mahoney Sabol & Company, LLP ("MSC") was engaged as the Company's independent public accountants as of October 10, 2003. MSC billed the Company $3,750 for the reviews of the Company's financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended September 30, 2003 and December 31, 2003. Prior to the engagement of MSC, Saslow Lufkin & Buggy, LLP ("SLB") was the Company's independent public accountants. SLB billed the Company an aggregate of $31,900 for the audit of the financial statements for the year ended March 31, 2003 and $23,000 for the audit of the financial statements for the year ended March 31, 2002. Additionally, SLB billed the Company $3,000 for each of the reviews of the Company's financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended June 30, 2002, September 30, 2002 and December 31, 2002, and $3,400 for reviews covering the fiscal quarter ended June 30, 2003.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

SLB billed the Company $0 in the fiscal year ended March 31, 2002 and $30,792 in the fiscal year ended March 31, 2003 for services rendered in connection with the preparation of the Asset and Stock Purchase Transactions referenced in PART I, Item 1 hereof.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve the fees and other significant compensation to be paid to the independent auditors.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

	By:	/s/Bernard Zimmerman Name: Bernard Zimmerman Title: President and Chief Executive Officer
Dated: June 25, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
	By:	/s/Martin Cohen Name: Martin Cohen Title: Chairman of the Board, Treasurer and Principal Financial Officer

Date: June 25, 2004

	By:	/s/Jay J. Miller Name: Jay J. Miller Title: Secretary and Director

Date: June 25, 2004

	By:	/s/Lawrence R. Yurdin Name: Lawrence R. Yurdin Title: Director

Date: June 25, 2004

	By:	/s/Michael L. Goldman Name: Michael L. Goldman Title: Director

Date: June 25, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to Company's amended and restated certificate of incorporation to increase aggregate number of shares authorized to be issued from 3,000,000 to 22,000,000
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer