Form 10QSB
period 2004-06-30
FCCC INC
filed 2004-07-29
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-QSB
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number: 811-0969

FCCC, INC.

(Exact name of small business issuer as specified in its charter)

Connecticut	06-0759497

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer's Common Stock, as of July 28, 2004, was: 1,423,382

Transitional Small Business Format: Yes ☐  No ☑

FCCC, INC.

FORM 10-QSB

INDEX

ii

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
FCCC, INC.

BALANCE SHEETS
As of June 30, 2004 and March 31, 2004
(Dollars in thousands, except share data)
	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,754	$1,560

Total current assets	1,754	1,560

Other assets	1	1

TOTAL ASSETS	$1,755	$1,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred standstill fee income (see Note C)	250	-
Accounts payable and other accrued expenses	2	9

Total current liabilities	252	9

Commitments and contingencies	-	-

TOTAL LIABILITIES	252	9

Stockholders' equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,539)	(8,490)

Total shareholders' equity	1,503	1,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,755	$1,561

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)
	Three Months Ended June 30,

	2004	2003

CONTINUING OPERATIONS:

Income:
Interest income	$4	$-

Total income	4	-

Expense:
Legal expenses	29	-
Operating expenses	22	-

Total expense	51	-

Income (loss) from continuing operations before income taxes	(47)	-
Income tax expense	2	-

INCOME (LOSS) FROM CONTINUING OPERATIONS:	(49)	-

DISCONTINUED OPERATIONS:

Loss from discontinued operations	-	(55)
Income tax expense	-	74

LOSS FROM DISCONTINUED OPERATIONS	-	(129)

NET INCOME (LOSS)	$(49)	$(129)

Per share of common stock:
Basic	$(0.03)	$(0.11)

Diluted	$(0.03)	$(0.11)

Weighted average common shares outstanding:
Basic	1,423,382	1,173,382
Diluted	1,700,428	1,204,321

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2004
(Unaudited)
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2004 (audited)	1,423,382	$712	$9,330	$(8,490)	$1,552

Net loss	-	-	-	(49)	(49)

Balance, June 30, 2004 (unaudited)	1,423,382	$712	$9,330	$(8,539)	$1,503

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended June 30,

	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$(49)	$(129)
Less: Income (loss) from discontinued operations	-	(129)

Income (loss) from continuing operations	(49)	-

Adjustments to reconcile net loss to cash provided by operating activities:
Increase (decrease) in liabilities:
Deferred standstill fee income	250	-
Accounts payable and accrued expenses	(7)	-

Net cash provided by operating activities	194	-

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net cash provided by (used in) discontinued operations	-	1,037

Net increase in cash and cash equivalents	194	1,037
Cash and cash equivalents, beginning of period	1,560	30

Cash and cash equivalents, end of period	$1,754	$1,067

Supplemental cash flow disclosures:
Cash payments of interest	$-	$56
Cash payments of income taxes	$2	$6

See notes to financial statements.

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

The interim financial statements for the period ended June 30, 2003 reflect the results of the sale consummated as of June 30, 2003 of all the Company's operating assets and liabilities (excluding cash and certain deferred tax assets) (the "Asset Sale") to FCCC Holding Company, LLC, a Connecticut limited liability company ("Holding"), pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended (the "APA"). Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of Common Stock, at a price of $1.00 per share, and 5-year Warrants to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, subject to adjustment as defined, at a purchase price of $.01 per Warrant, to Bernard Zimmerman ("Zimmerman"), the current President and Chief Executive Officer of the Company, and Martin Cohen ("Cohen"), the current Chairman of the Board, Treasurer and principal financial officer of the Company, or their affiliates (the "Stock Sale"). As a result of the above transactions, all operating results prior to June 30, 2003 have been reflected as discontinued operations of the Company, as the Company is no longer conducting mortgage lending business operations. In addition, the Company had written off the deferred tax asset totaling $72,000 as of June 30, 2003, as the utilization of the asset was uncertain at that time.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2005 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

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

NOTE C - STANDSTILL AND TENDER OFFER AGREEMENT

On May 19, 2004, the Company entered into a Standstill and Tender Offer Agreement (the "Standstill Agreement") with Wayfarer Financial Group, Inc. ("Wayfarer"), Cohen, Zimmerman, the Cohen Profit Sharing Plan (the "Cohen Plan") and Bernard Zimmerman & Company, Inc. ("Zimco"; Zimmerman, Cohen, the Cohen Plan and Zimco may be collectively referred to as the "Sellers"). Wayfarer, a newly formed venture based in Sumter, South Carolina, has advised the Company that it is currently in the process of seeking capital to effectuate a tender offer for common stock of the Company.

Pursuant to the Standstill Agreement, the Company and the Sellers have agreed to a 90-day standstill period (the "Standstill Period") in exchange for a $250,000 cash, non-refundable (subject to the terms and conditions of the Standstill Agreement) standstill fee paid to the Company. The Company has deferred recognition of the standstill fee until the end of the Standstill Period. Wayfarer has indicated that, during the Standstill Period, it intends to effect a tender offer for a minimum of 62% of the issued and outstanding shares of common stock of the Company at a price of $3.05 per share in cash (the "Offer"). Additionally, Wayfarer intends to purchase all 200,000 outstanding warrants to purchase common stock of the Company at a price of $2.55 per warrant, and to cause the acceleration and redemption of all outstanding stock options of the Company. The Cohen Plan and Zimco, affiliates of Cohen and Zimmerman, respectively, have agreed to tender all of their shares of common stock, and Cohen and Zimmerman have agreed to sell all of their warrants (the "Warrants"), to Wayfarer.

Wayfarer is required under the Standstill Agreement to deposit into an escrow account, not later than five (5) business days before an Offer is commenced, funds sufficient to pay (1) the aggregate purchase price for the shares that Wayfarer may be obligated to accept for payment pursuant to the Offer, (2) the aggregate purchase price for the Warrants, (3) the aggregate consideration for the stock options and (4) certain estimated costs and expenses of the Offer.

Additionally under the Standstill Agreement, in the event Wayfarer commences an Offer, upon the purchase of shares of the Company pursuant to the Offer and for so long thereafter as Wayfarer owns in the aggregate more than 50% of the outstanding shares of the Company, Wayfarer shall be entitled to designate for appointment or election to the Company's Board of Directors, upon written notice, such number of directors corresponding to Wayfarer's percentage ownership of the Company, subject to the terms and restrictions set forth in the Agreement.

Wayfarer is also responsible under the terms of the Standstill Agreement for certain expenses incurred by the Company in connection with an Offer by Wayfarer.

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

RECENT DEVELOPMENTS

As discussed in Note C to the Notes to Condensed Financial Statements, on May 19, 2004, the Company and the Sellers executed and entered into a Standstill and Tender Offer Agreement (a copy of which is attached to the Company's Form 8-K filed on May 20, 2004) with Wayfarer, a newly-formed company based in Sumter, S.C., which has advised the Company that it is currently in the process of seeking capital to effectuate a tender offer for common stock of the Company.

Pursuant to the Standstill Agreement, the Company and the Sellers have agreed to a 90 day Standstill Period in exchange for a $250,000 cash, non-refundable (subject to the terms and conditions of the Standstill Agreement) standstill fee, which was paid to the Company on May 20, 2004. Wayfarer has indicated that, during the Standstill Period, it intends to: (1) effect a tender offer for a minimum of 62% of the issued and outstanding shares of common stock of the Company at a price of $3.05 per share in cash; (2) purchase all 200,000 outstanding warrants to purchase common stock of the Company at a price of $2.55 per warrant; and (3) cause the acceleration and redemption of all outstanding stock options of the Company. The Cohen Plan and Zimco, affiliates of Cohen and Zimmerman, respectively, have agreed to tender all of their shares of common stock, and Cohen and Zimmerman have agreed to sell all of their Warrants, to Wayfarer.

Wayfarer is required under the Standstill Agreement to deposit into an escrow account, not later than five (5) business days before an Offer is commenced, cash sufficient to pay (1) the aggregate purchase price for the shares that Wayfarer may be obligated to accept for payment pursuant to the Offer, (2) the aggregate purchase price for the Warrants, (3) the aggregate consideration for the stock options and (4) certain estimated costs and expenses of the Offer.

Additionally under the Standstill Agreement, in the event Wayfarer commences an Offer, upon the purchase of shares of the Company pursuant to the Offer and for so long thereafter as Wayfarer owns in the aggregate more than 50% of the outstanding shares of the Company, Wayfarer shall be entitled to designate for appointment or election to the Company's Board of Directors, upon written notice, such number of directors corresponding to Wayfarer's percentage ownership of the Company, subject to the terms and restrictions set forth in the Standstill Agreement.

Wayfarer is also responsible under the terms of the Standstill Agreement for certain expenses incurred by the Company in connection with this transaction.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and, prior to entering into the Standstill Agreement, pursuant to which the Company agreed to, among other things, cease discussions with other merger, acquisition or business combination prospects, the Company had been actively seeking merger, acquisition and business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance.

During the quarter ended June 30, 2004, the Company had a loss from continuing operations of $49,000. The loss is attributable to the legal and operational expenses incurred during the quarter. The Company believes that a comparison of the financial results for the quarter ended June 30, 2004 to that of the prior year would be inappropriate because the financial statements for the Company as of June 30, 2003 were presented as discontinued operations.

Stockholder's equity as of June 30, 2004 is $1,503,000 as compared to $1,552,000 at March 31, 2004. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2004 of $1,754,000 as compared to $1,560,000 at March 31, 2004.

On September 30, 2003, the Company paid a special, one-time cash dividend of $0.50 per share. The payment of this cash dividend was a special, one-time dividend paid pursuant to the terms of the APA related to the Company's Asset Sale, referenced in Note A to the Notes to Condensed Financial Statements. The payment of any future cash dividends is subject to the discretion of the Company's Board of Directors, and the Company has no plans to pay any cash dividends in the foreseeable future.

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

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and, prior to May 19, 2004, had been actively seeking merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions.

On May 19, 2004, the Company entered into the Standstill Agreement, pursuant to which the Company agreed to a 90 day Standstill Period. During the Standstill Period, the Company is obligated, among other things, to cease discussions with other merger, acquisition or business combination prospects. At this time the Company has no other arrangements or understandings with respect to any potential merger, acquisition or business combination candidate.

There can be no assurance that the transaction contemplated by the Standstill Agreement will be consummated, and the Company expects to incur moderate losses each month (other than as may be offset by the $250,000 Standstill Fee from Wayfarer) until either the transaction contemplated by and described in the Standstill Agreement is consummated or the 90 day Standstill Period has expired. In the event the Standstill Period expires without the completion of the transaction, the Company's search for appropriate transactions will recommence, unless the parties mutually agree to an extension of the Standstill Period, which neither is obligated to do.

Additionally, pursuant to the terms of the Stock Purchase Agreement relating to the Stock Sale referred to in Note A to the Notes to Condensed Financial Statements, in the event that the Company is unable to consummate a merger, acquisition or business combination transaction or series of transactions (defined as having an aggregate value in excess of $750,000) within three (3) years of the closing date (subject to a three (3) month extension in the event the Company is then involved in good faith negotiations to consummate a material transaction or transactions), then upon the request of the holders of twenty percent (20%) or more of the outstanding stock of the Company held by non-affiliates of management, the Company will schedule a meeting of stockholders and solicit proxies pursuant to which the stockholders will vote on whether to dissolve and liquidate the Company. The agreement also provides that all shares held by management shall be voted in the same proportion as the non-management shares with respect to such vote.

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

Dated: July 29, 2004

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer