Form 10QSB
period 2004-09-30
FCCC INC
filed 2004-11-03
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of October 28, 2004, was: 1,423,382

Transitional Small Business Format: Yes ☐  No ☒

FCCC, INC.

FORM 10-QSB

INDEX

ii

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.

BALANCE SHEETS
As of September 30, 2004 and March 31, 2004
(Dollars in thousands, except share data)

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,729	$1,560

Total current assets	1,729	1,560

Other assets	1	1

TOTAL ASSETS	$1,730	$1,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	2	9

Total current liabilities	2	9

Commitments and contingencies	-	-

TOTAL LIABILITIES	2	9

Stockholders' equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,314)	(8,490)
Total shareholders' equity	1,728	1,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,730	$1,561

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,

	2004	2003
CONTINUING OPERATIONS:

Income:
Fee income	$250	$-
Interest income	4	5

Total income	254	5

Expense:
Legal expenses	11	3
Operating expenses	18	19

Total expense	29	22

NET INCOME (LOSS)	$225	$(17)

Per share of common stock:
Basic	$0.16	$(0.01)
Diluted	$0.14	$(0.01)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,652,312	1,529,776

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,

	2004	2003
CONTINUING OPERATIONS:

Income:
Fee Income	$250	$-
Interest income	9	5

Total income	259	5

Expense:
Legal expenses	40	3
Operating expenses	41	19

Total expense	81	22

Income (loss) from continuing operations before income taxes	178	(17)
Income tax expense	2	-

INCOME (LOSS) FROM CONTINUING OPERATIONS:	176	(17)

DISCONTINUED OPERATIONS:

Gain (loss) from discontinued operations	-	(55)
Income tax expense	-	74

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	(129)

NET INCOME (LOSS)	$176	$(146)

Per share of common stock:
Basic	$0.12	$(0.11)
Diluted	$0.10	$(0.11)

Weighted average common shares outstanding:
Basic	1,423,382	1,299,066
Diluted	1,681,359	1,376,709

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended September 30, 2004
(Unaudited)
(Dollars in thousands, except share data)

	Common Stock
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2004 (audited)	1,423,382	$712	$9,330	$(8,490)	$1,552

Net income	-	-	-	176	176

Balance, September 30, 2004 (unaudited)	1,423,382	$712	$9,330	$(8,314)	$1,728

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended September 30,

	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$176	$(146)
Less: Income (loss) from discontinued operations	-	(129)

Income (loss) from continuing operations	176	(17)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in assets:
Due from FCCC Holding Company, LLC	-	1,137
Other assets	-	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(7)	(60)

Net cash provided by operating activities	169	1,059

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock and equivalents	-	252
Dividends paid	-	(712)

Net cash provided by (used in) financing activities	-	(460)

Net cash provided by (used in) discontinued operations	-	1,037

Net increase in cash and cash equivalents	169	1,636
Cash and cash equivalents, beginning of period	1,560	30
Cash and cash equivalents, end of period	$1,729	$1,666

Supplemental cash flow disclosures:
Cash payments of interest	$-	$56
Cash payments of income taxes	$2	$6

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

NOTE C - EXPIRATION OF STANDSTILL AND TENDER OFFER AGREEMENT

On May 19, 2004, the Company entered into a Standstill and Tender Offer Agreement (the "Standstill Agreement") with Wayfarer Financial Group, Inc. ("Wayfarer"), Cohen, Zimmerman, the Cohen Profit Sharing Plan (the "Cohen Plan") and Bernard Zimmerman & Company, Inc. ("Zimco"; Zimmerman, Cohen, the Cohen Plan and Zimco may be collectively referred to as the "Sellers"). Pursuant to the Standstill Agreement, the Company and the Sellers agreed to a 90-day standstill period (the "Standstill Period") in exchange for a $250,000 non-refundable (subject to the terms and conditions of the Standstill Agreement) cash standstill fee paid to the Company, during which time Wayfarer had planned, among other things, to effect a tender offer for a minimum of 62% of the issued and outstanding shares of common stock of the Company at a price of $3.05 per share in cash.

On August 17, 2004, the Standstill Agreement expired without Wayfarer having commenced a tender offer.

The Company has recorded fee income of $250,000 during the period covered by this report attributable to the standstill fee, the recognition of which was previously deferred pending the expiration or consummation of the transactions contemplated by the Standstill Agreement.

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

RECENT DEVELOPMENTS

As discussed in Note C to the Notes to Condensed Financial Statements, on August 17, 2004, the Standstill Agreement among the Company, Wayfarer and the Sellers expired without Wayfarer having consummated a tender offer. In this connection, the Company has recorded fee income of $250,000 during the period covered by this report attributable to the standstill fee, the recognition of which was previously deferred pending the expiration or consummation of the transactions contemplated by the Standstill Agreement.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

As a result of the expiration of the Standstill Agreement, the Company has recommenced its operations consisting of a search for a merger, acquisition or business transaction opportunity with an operating business or other financial transaction. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance.

During the three months ended September 30, 2004, the Company had income from operations of $225,000, as compared to a loss of $17,000 for the three months ended September 30, 2003. The increase is attributable to the recognition of the $250,000 standstill fee offset by the legal and operational expenses incurred during the quarter ended September 30, 2004.

During the six months ended September 30, 2004, the Company had income from operations of $176,000, as compared to a loss of $17,000 for the six months ended September 30, 2003. The increase is attributable to the recognition of the $250,000 standstill fee offset by the legal and operational expenses incurred during the quarter ended September 30, 2004.

Legal expenses for the six months ended September 30, 2004 were $40,000 as compared to $3,000 for the six months ended September 30, 2003. This increase is due, in part, to the fact that the statements of operations for the six month period ended September 30, 2003 include only one quarter of continuing operations (the quarter ended September 30, 2003), as all expenses, including legal expenses, for the first fiscal quarter of 2004 are reflected as discontinued operations relating to the Asset Sale described in Note A to the Notes to Condensed Financial Statements. The increase in the quarter and six months ended September 30, 2004 is primarily attributable to the legal expenses relating to the Wayfarer transaction described in Note C to the Notes to Condensed Financial Statements.

Operating expenses for the six months ended September 30, 2004 were $41,000 as compared to $19,000 for the six months ended September 30, 2003. As noted in the preceding paragraph, the statements of operations for the six months ended September 30, 2003 include only one quarter of continuing operations, as the operating expenses for the first fiscal quarter of 2004 are reflected as discontinued operations. Accordingly, the increase in operating expenses is primarily due to consulting fees of $25,000 and accounting fees of $6,000 incurred during the six months ended September 30, 2004 as compared to consulting fees of $12,000 and no accounting fees incurred during the six months ended September 30, 2003.

Stockholder's equity as of September 30, 2004 is $1,728,000 as compared to $1,552,000 at March 31, 2004. The increase is attributable to income from operations during the six months ended September 30, 2004.

The Company had cash on hand at September 30, 2004 of $1,729,000 as compared to $1,560,000 at March 31, 2004.

On September 30, 2003, the Company paid a special, one-time cash dividend of $0.50 per share. The payment of this cash dividend was a special, one-time dividend paid pursuant to the terms of the APA related to the Company's Asset Sale, referenced in Note A to the Notes to Condensed Financial Statements. The payment of any future cash dividends is subject to the discretion of the Company's Board of Directors, and the Company has no plans to pay any cash dividends.

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

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company may not achieve sufficient income to offset its operating expenses, which could create operating losses that may require the Company to use and thereby reduce its cash on hand.

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

FCCC, INC.

By:	/s/ Bernard Zimmerman
Name: Bernard Zimmerman
Title: President and Chief Executive Officer

Dated: November 3, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer