Form 10QSB
period 2004-12-31
FCCC INC
filed 2005-01-28
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The number of shares outstanding of the issuer's Common Stock, as of January 28, 2005, was: 1,423,382

Transitional Small Business Format: Yes ☐  No ☒

FCCC, INC.

FORM 10-QSB

INDEX

ii

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.

BALANCE SHEETS
As of December 31, 2004 and March 31, 2004
(Dollars in thousands, except share data)

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,705	$1,560

Total current assets	1,705	1,560

Other assets	1	1

TOTAL ASSETS	$1,706	$1,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	2	9

Total current liabilities	2	9

Commitments and contingencies	-	-

TOTAL LIABILITIES	2	9

Stockholders' equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,338)	(8,490)
Total stockholders' equity	1,704	1,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,706	$1,561

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2004	2003
CONTINUING OPERATIONS:

Income:
Interest income	$4	$4

Total income	4	4

Expense:
Legal expenses	9	5
Operating expenses	19	22

Total expense	28	27

NET INCOME (LOSS)	$(24)	$(23)

Per share of common stock:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,571,354	1,541,350

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended December 31,

	2004	2003
CONTINUING OPERATIONS:

Income:
Fee Income	$250	$-
Interest income	13	9

Total income	263	9

Expense:
Legal expenses	49	8
Operating expenses	60	41

Total expense	109	49

Income (loss) from continuing operations before income taxes	154	(40)
Income tax expense	2	-

INCOME (LOSS) FROM CONTINUING OPERATIONS:	152	(40)

DISCONTINUED OPERATIONS:

Gain (loss) from discontinued operations	-	(55)
Income tax expense	-	74

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	(129)

NET INCOME (LOSS)	$152	$(169)

Per share of common stock:
Basic	$0.11	$(0.13)
Diluted	$0.09	$(0.12)

Weighted average common shares outstanding:
Basic	1,423,382	1,340,655
Diluted	1,659,277	1,451,831

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended December 31, 2004
(Unaudited)
(Dollars in thousands, except share data)

	Common Stock
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2004 (audited)	1,423,382	$712	$9,330	$(8,490)	$1,552

Net income	-	-	-	152	152

Balance, December 31, 2004 (unaudited)	1,423,382	$712	$9,330	$(8,338)	$1,704

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended December 31,

	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$152	$(169)
Less: Income (loss) from discontinued operations	-	(129)

Income (loss) from continuing operations	152	(40)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in assets:
Due from FCCC Holding Company, LLC	-	1,137
Other assets	-	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(7)	(70)

Net cash provided by operating activities	145	1,026

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock and equivalents	-	252
Cost of additional authorized shares	-	(11)
Dividends paid	-	(712)

Net cash provided by (used in) financing activities	-	(471)

Net cash provided by (used in) discontinued operations	-	1,037

Net increase in cash and cash equivalents	145	1,592
Cash and cash equivalents, beginning of period	1,560	30
Cash and cash equivalents, end of period	$1,705	$1,622

Supplemental cash flow disclosures:
Cash payments of interest	$-	$56
Cash payments of income taxes	$2	$6

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

The Company recorded fee income of $250,000 during the quarterly period ended September 30, 2004 attributable to the standstill fee, the recognition of which was previously deferred pending the expiration or consummation of the transactions contemplated by the Standstill Agreement.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company's operations consist of a search for a merger, acquisition or business transaction opportunity with an operating business or other financial transaction. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance.

As discussed in Note C of the Notes to Condensed Financial Statements, on August 17, 2004, the Standstill Agreement among the Company, Wayfarer and the Sellers expired without Wayfarer having consummated a tender offer. In this connection, the Company has recorded fee income of $250,000 during the quarterly period ended September 30, 2004 attributable to the standstill fee, the recognition of which was previously deferred pending the expiration or consummation of the transactions contemplated by the Standstill Agreement.

During the three months ended December 31, 2004, the Company had loss from operations of $24,000, as compared to a loss of $23,000 for the three months ended December 31, 2003.

During the nine months ended December 31, 2004, the Company had income from continuing operations of $152,000, as compared to a loss of $40,000 for the nine months ended December 31, 2003. The increase of $192,000 is attributable to the receipt by the Company of the standstill fee of $250,000 (see Note C of the Notes to Condensed Financial Statements) less legal expenses of $49,000, nearly all of which is attributable to the Wayfarer transaction, as well as other expenses during the nine month period.

Legal expenses for the nine months ended December 31, 2004 were $49,000 as compared to $8,000 for the nine months ended December 31, 2003. This increase is due, in part, to the fact that the statements of operations for the nine month period ended December 31, 2003 include only two quarters of continuing operations (the quarters ended September 30, 2003 and December 31, 2003), as all expenses, including legal expenses, for the first fiscal quarter of 2004 are reflected as discontinued operations relating to the Asset Sale described in Note A of the Notes to Condensed Financial Statements. The increase in the quarter and nine months ended December 31, 2004 is primarily attributable to the legal expenses relating to the Wayfarer transaction described in Note C of the Notes to Condensed Financial Statements.

Operating expenses for the nine months ended December 31, 2004 were $60,000 as compared to $41,000 for the nine months ended December 31, 2003. As noted in the preceding paragraph, the statements of operations for the nine months ended December 31, 2003 include only two quarters of continuing operations, as the operating expenses for the first fiscal quarter of 2004 are reflected as discontinued operations. Accordingly, the increase in operating expenses is primarily due to consulting fees of $37,000 and accounting fees of $6,000 incurred during the nine months ended December 31, 2004 as compared to consulting fees of $25,000 and accounting fees of $2,000 incurred during the nine months ended December 31, 2003.

Stockholder's equity as of December 31, 2004 is $1,704,000 as compared to $1,552,000 at March 31, 2004. The increase is attributable to income from operations during the nine months ended December 31, 2004.

The Company had cash on hand at December 31, 2004 of $1,705,000 as compared to $1,560,000 at March 31, 2004.

On September 30, 2003, the Company paid a special, one-time cash dividend of $0.50 per share. The payment of this cash dividend was a special, one-time dividend paid pursuant to the terms of the APA related to the Company's Asset Sale, referenced in Note A of the Notes to Condensed Financial Statements. The payment of any future cash dividends is subject to the discretion of the Company's Board of Directors, and the Company has no plans to pay any cash dividends.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:	/s/ Bernard Zimmerman
Name: Bernard Zimmerman
Title: President and Chief Executive Officer

Dated: January 28, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer