Form 10KSB
period 2005-03-31
FCCC INC
filed 2005-04-28
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number: 811-0969

FCCC, INC.
(Exact name of small business issuer as specified in its charter)

Connecticut	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue, Norwalk, Connecticut 06854
(Address of principal executive offices)

(203) 855-7700
(Issuer's telephone number)

___________________________

Securities registered under Section 12(b) of the Exchange Act:
NONE
___________________________

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $273,000

As of April 21, 2005, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $1,088,800.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of April 28, 2005, was: 1,423,382

Transitional Small Business Format: Yes ☐  No ☒

FCCC, INC.

FORM 10-KSB

TABLE OF CONTENTS

i

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

            FCCC, Inc. was incorporated under the laws of the state of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut. FCCC is authorized to issue 22,000,000 shares of common stock, without par value. The Company currently has 1,423,382 shares of common stock issued and outstanding.

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

            On December 15, 1993, the Company sold substantially all of its outstanding investment portfolio as part of a bankruptcy plan. Also as part of this transaction, restrictions under the Plan regarding the Company's lending activities were waived.

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

Current Business

            As a result of the Asset Sale, the Company has limited operations. The Company's operations consist of a search for a merger, acquisition or business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition or business combination candidate.

            It is anticipated that opportunities may come to FCCC's attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. At this time, FCCC has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities for it. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

            The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

            It is impossible to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of FCCC with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of FCCC following a reorganization or other financial transaction. As part of such a transaction, FCCC's existing directors may resign and new directors may be appointed. The Company's operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

            The Company may also be subject to increased governmental regulation following a transaction; however, it is impossible to predict the nature or magnitude of such increased regulation, if any.

            The Company will continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

            The Company leases office space located at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut from an unaffiliated party pursuant to a month-to-month arrangement.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

            The Company's common stock is traded over the counter, and the low bid and high ask prices of the Company's stock are quoted on the OTC Bulletin Board under the symbol FCIC. Following are the low bid and high ask prices for the Company's common stock during the fiscal years ended March 31, 2005 and 2004 as quoted on the OTC Bulletin Board:

FY Ended March 31, 2005	Low	High
First Quarter	$0.92	$4.50
Second Quarter	1.07	2.75
Third Quarter	1.06	1.12
Fourth Quarter	1.07	1.25

FY Ended March 31, 2004	Low	High
First Quarter	$0.81	$1.26
Second Quarter	1.00	1.60
Third Quarter	0.85	1.01
Fourth Quarter	0.92	1.01

            The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            On April 21, 2005, the closing sale price for the Company's common stock was $1.08 per share.

Holders

            The approximate number of stockholders of record of the Company on April 28, 2005 was 1,300. The number of shares outstanding of the Company's common stock as of April 28, 2005 was 1,423,382.

Dividends

            The Company paid a special, one-time cash dividend of $0.50 per share on September 30, 2003. Prior to this dividend, the Company had not paid any dividends on its Common Stock since April 27, 1990. The payment of the Company's September 30, 2003 cash dividend was a special, one-time dividend paid pursuant to the terms of the Asset Purchase Agreement relating to the Company's Asset Sale, and the Company has no plans to pay any cash dividends in the foreseeable future. The Company may, however, pay cash dividends as part of a merger, acquisition or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

            The Company has limited operations and is actively seeking merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company's plan of operation and business, see PART I, Item 1 hereof.

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

            The Company's operations resulted in income of $119,000 for the year ended March 31, 2005 as compared to a loss of $199,000 for the year ended March 31, 2004. The increase is attributable to (a) the receipt by the Company of a termination fee of $250,000 relating to the Wayfarer transaction described in Note 7 of the Notes to Financial Statements, (b) an increase in interest income of approximately $9,000, and (c) the elimination of the loss of $129,000 from discontinued operations incurred during the first fiscal quarter of the year ended March 31, 2004 less (d) legal expenses of $52,000 for the year ended March 31, 2005, the majority of which was incurred in connection with the Wayfarer transaction, as compared to normal legal expenses of $11,000 for the previous fiscal year less (e) increased operating expenses incurred during fiscal 2005 of approximately $31,000.

            Stockholder's equity as of March 31, 2005 and 2004 was $1,671,000 and $1,552,000, respectively.

Liquidity and Capital Resources

            FCCC had cash on hand at March 31, 2005 and 2004 of $1,685,000 and $1,560,000, respectively. FCCC had no other assets to meet ongoing expenses or debts that may accumulate. FCCC had liabilities of $24,000 and $9,000 at March 31, 2005 and 2004, respectively.

            FCCC has no commitment for any capital expenditure and foresees none. However, FCCC will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in locating and investigating appropriate transactions and other fees and expenses in the event it undertakes a transaction or attempts but is unable to complete a transaction. FCCC will also continue to incur expenses in connection with its commitments under consulting arrangements with management and expenses relating to its leased office space. FCCC's cash requirements for the next twelve months are relatively modest, consisting principally of legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934.

            FCCC paid no cash dividends in the fiscal year ended March 31, 2005.

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

            See PART I, Item 7, Financial Statements and accompanying notes thereto.

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of FCCC, Inc.

Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants

Glastonbury, Connecticut

April 20, 2005

FCCC, INC.

BALANCE SHEETS
As of March 31, 2005 and March 31, 2004
(Dollars in thousands, except share data)

	March 31, 2005 (Audited)	March 31, 2004 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,685	$1,560
Accrued interest receivable	9	-

Total current assets	1,694	1,560

Other assets	1	1

TOTAL ASSETS	$1,695	$1,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	24	9

Total current liabilities	24	9

Commitments and contingencies	-	-

TOTAL LIABILITIES	24	9

Stockholders' equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,371)	(8,490)
Total stockholders' equity	1,671	1,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,695	$1,561

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Audited)
(Dollars in thousands, except share data)

	Years Ended March 31,

	2005	2004
CONTINUING OPERATIONS:

Income:
Fee Income	$250	$-
Interest income	23	14

Total income	273	14

Expense:
Legal expenses	52	11
Operating expenses	95	64

Total expense	147	75

Income (loss) from continuing operations before income taxes	126	(61)
Income tax expense	7	9

INCOME (LOSS) FROM CONTINUING OPERATIONS:	119	(70)

DISCONTINUED OPERATIONS:

Gain (loss) from discontinued operations	-	(55)
Income tax expense	-	74

GAIN (LOSS) FROM DISCONTINUED OPERATIONS (See Note 2)	-	(129)

NET INCOME (LOSS)	$119	$(199)

Basic earnings per share:
Continuing operations	$0.08	$(0.05)
Discontinued operations	-	(0.10)
Total	$0.08	$(0.15)

Diluted earnings per share:
Continuing operations	$0.07	$(0.05)
Discontinued operations	-	(0.09)
Total	$0.07	$(0.14)

Weighted average common shares outstanding:
Basic	1,423,382	1,361,224
Diluted	1,644,578	1,474,713

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended March 31, 2005 and 2004
(Audited)
(Dollars in thousands, except share data)

	Common Stock
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2003	1,173,382	$587	$9,253	$(7,579)	$2,261

Issuance of shares	250,000	125	127	-	252

Dividends paid	-	-	-	(712)	(712)

Cost of additional authorized shares	-	-	(50)	-	(50)

Net loss	-	-	-	(199)	(199)

Balance, March 31, 2004	1,423,382	$712	$9,330	$(8,490)	$1,552

Net income	-	-	-	119	119

Balance, March 31, 2005	1,423,382	$712	$9,330	$(8,371)	$1,671

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Audited)
(Dollars in thousands)

	Years Ended March 31,

	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$119	$(199)
Less: Income (loss) from discontinued operations	-	(129)

Income (loss) from continuing operations	119	(70)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in assets:
Due from FCCC Holding Company, LLC	-	1,137
Other assets	(9)	(1)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	15	(63)

Net cash provided by operating activities	125	1,003

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	252
Dividends paid	-	(712)
Cost of additional authorized shares	-	(50)

Net cash provided by (used in) financing activities	-	(510)

Net cash provided by (used in) discontinued operations	-	1,037

Net increase in cash and cash equivalents	125	1,530

Cash and cash equivalents, beginning of year	1,560	30
Cash and cash equivalents, end of year	$1,685	$1,560

Supplemental cash flow disclosures:
Cash payments of interest	$-	$56
Cash payments of income taxes	$2	$9

See notes to financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

            The Company maintains cash balances at two financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each institution. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2005 and 2004, the Company had uninsured cash balances totaling $1,574,000 and $1,452,000, respectively.

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

            Basic and diluted income (loss) per common share was calculated using the following number of shares:

	2005	2004

Average shares outstanding	1,423,382	1,361,224

Basic shares	1,423,382	1,361,224

Net dilutive effect of options and warrants	221,196	113,489

Diluted shares	1,644,578	1,474,713

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

Common Stock Warrants:

            In connection with the Asset Sale, the Company issued 5-year Warrants to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant price was adjusted to $.50 per share as a result of the payment of $.50 per share cash dividends during September 2003. No warrants were exercised or cancelled during the years ended March 31, 2005 and March 31, 2004.

New Pronouncements:

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

            In December 2003, FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("VIE's") was issued. FIN 46R provides additional guidance as to when certain entities need to be consolidated for financial reporting purposes. The Company does not believe that the adoption of this interpretation will have any effect on its financial statements.

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

Reclassifications:

            Certain amounts as of and for the year ended March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation. The reclassifications have no material effect on the financial statements.

NOTE 2 - DISCONTINUED OPERATIONS:

            On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all its operating assets and liabilities (excluding cash and certain deferred tax assets) to Holding pursuant to the terms of the APA. The purchase price of the assets and liabilities assumed was approximately $1,137,000, excluding cash of $1,067,000 as adjusted. The Company recognized a $50,000 gain from the sale of the operating assets and liabilities to Holding pursuant to the APA. All amounts due pursuant to the Asset Sale from Holding, and all amounts due from the Stock Sale were paid on July 11, 2003, subject to immaterial post closing adjustments. The Company has reported the results of operations, gain and deferred tax adjustment for the period from April 1, 2003 to June 30, 2003.

            The results of operations included in discontinued operations were as follows (dollars in thousands):

Period from April 1 to June 30, 2003

Total revenue	$261
Income (loss) before income taxes
from discontinued operations	(105)
Add: gain on sale of operating assets	50
Less: income tax provision	74

Income (loss) from discontinued Operations	$(129)

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

Options granted pursuant to the 1999 Plan:

            On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the years ended March 31, 2005 and 2003 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

Options granted pursuant to the 2002 Plan:

            On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. None of these options were vested, exercised or canceled during the years ended March 31, 2005 and 2004 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Other Options:

            On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares (Other Options), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The options expire five years from the date of grant and vest immediately. None of these options were exercised or cancelled during the years ended March 31, 2005 and 2004, and no compensation cost has been recognized for these options.

            The weighted-average remaining contractual life of the outstanding options is approximately 7.4 years.

            The Company has adopted the disclosure only provision of SFAS No. 123 (see Note 1). During fiscal 2005, no new options were granted, and no new pro forma compensation expense was recognized. If the Company had elected to recognize compensation costs based on the fair value of the grant for awards granted, the Company's net income (loss) after tax would have been adjusted to reflect additional compensation expense of $17,000 for the year ended March 31, 2004. Pro forma net income (loss) would have been $(216,000) and pro forma earnings per share (basic and diluted) would have been as follows:

2004
Earnings (loss) per share:
Basic - as reported	(0.15)
Basic - pro forma	(0.16)
Diluted - as reported	(0.14)
Diluted - pro forma	(0.15)

        The estimated weighted average fair value of stock options at the time of grant using the Black-Scholes option pricing model was $.37 for the fiscal 2004 options. The assumptions used in computing such fair values are as follows:

Annualized dividend yield	0%
Expected volatility	100%
Risk free interest rate	4.1%
Expected option term	10

NOTE 5 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

            On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut for approximately $1,000 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of approximately $500 per month.  Rent expense totaled $7,500 for the year ended March 31, 2005. All leases entered into prior to July 1, 2003 were transferred to Holding as part of the APA (see Notes 1 and 2).

            On July 1, 2003, the Company entered into consulting agreements with the Company's President and Chairman of the Board. The agreements terminate on July 1, 2006 as defined, and stipulate monthly payments of $2,000 to each individual plus reasonable and necessary out-of-pocket expense. Fees related to these agreements totaled $48,000 for the year ended March 31, 2005 and $36,000 for the year ended March 31, 2004.

            The Company is obligated under a letter of credit issued by the Company to the Town of Fairfield in the amount of $2,750. As a condition to the Asset Sale consummated in June 2003, the purchaser placed funds in escrow at closing to secure the obligations of the Company under this letter of credit. Such letter of credit was released in April 2005.

NOTE 6 - INCOME TAXES:

            The income tax provision taxes consists of the following for the years ended March 31, 2005 and 2004:

	2005	2004
Current expense:
Federal	$-	$-
State	7,000	9,000

Total current	$7,000	$9,000

Deferred expense:
Federal	$-	$74,000
State	-	-

Total deferred	$-	$74,000

Total tax provision	$7,000	$83,000

            At March 31, 2005, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

            The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

            A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended March 31, 2005 and 2004 is as follows:

	2005	2004
Federal provision at statutory rate	$-	$74,000
State provision at statutory rate	7,000	9,000
Valuation allowance and other	-	-

Total	$7,000	$83,000

            At March 31, 2005, the Company had available federal net operating losses of approximately $8,030,000 for income tax purposes, which expire from 2006 to 2023.

NOTE 7 - FEE INCOME:

            On May 19, 2004, the Company entered into a Standstill and Tender Offer Agreement (the Standstill Agreement) with Wayfarer Financial Group, Inc. (Wayfarer). Pursuant to the Standstill Agreement, the Company agreed to a 90-day standstill period in exchange for a $250,000 non-refundable (subject to the terms and conditions of the Standstill Agreement) cash standstill fee paid to the Company, during which time Wayfarer had planned, among other things, to effect a tender offer for a minimum of 62% of the issued and outstanding shares of common stock of the Company at a price of $3.05 per share in cash.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

            None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the "Evaluation Date"), concluded that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

            The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company's senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

ITEM 8B.  OTHER INFORMATION.

            None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

            The directors and executive officers of the Company as of April 28, 2005 are as follows:

Name	Age	Position	Director Since
Martin Cohen	70	Treasurer, Principal Financial Officer and Chairman of the Board of Directors	2003
Bernard Zimmerman	72	President, Chief Executive Officer and Director	2003
Jay J. Miller*	72	Secretary and Director	2003
Lawrence R. Yurdin*	64	Director	1986
Michael L. Goldman*	43	Director	1998
*Member of Audit Committee

Biographies of Directors and Officers

            MARTIN COHEN became Chairman of the Board and Treasurer of the Company in July 2003, and assumed the role of principal financial officer in September 2003. An experienced private investor, Mr. Cohen is the former manager of Marcon Workouts LLC, the founder and former CEO of Marcon Capital Corporation, a federally licensed Small Business Investment Company, and a former consultant to First Boston and Greenwich Capital Corp., investment banking firms.

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

            All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. The Company has not held an annual meeting since 2003.

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

            To the best of FCCC's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended March 31, 2005.

Audit Committee Financial Expert

            The Board of Directors of the Company has determined that Jay J. Miller qualifies as its "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B, and is "independent" as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

            FCCC has not yet adopted a corporate code of ethics. The Company's Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2006.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

            The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2003, 2004 and 2005 by the Company's (i) Chief Executive Officer, and (ii) "highly compensated" executive officers, other than the CEO, as determined by Regulation S-B, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the "Named Executives").

SUMMARY COMPENSATION TABLE

		Annual Compensation							Long Term Compensation
									Awards			Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Restricted Stock Award(s) ($)		Securities Underlying Options/SARs (#)	LTIP Payouts ($)		All other Compensation ($)
Bernard Zimmerman CEO and President	2005 2004 2003	$ $ $	0 0 -	$ $ $	0 0 -	$ $ $	24,000 18,000 -	(1) (1)	$ $ $	0 0 -	0 0 -	$ $ $	0 0 -	$ $ $	0 0 -
Martin Cohen Chairman and Treasurer	2005 2004 2003	$ $ $	0 0 -	$ $ $	0 0 -	$ $ $	24,000 18,000 -	(2) (2)	$ $ $	0 0 -	0 0 -	$ $ $	0 0 -	$ $ $	0 0 -
Lawrence R. Yurdin Former CEO and President(3)	2005 2004 2003	$ $ $	- 33,653 131,000	$ $ $	- 0 0	$ $ $	- 0 0		$ $ $	- 0 0	- 15,000 0	$ $ $	- 0 0	$ $ $	- 0 0
(1)

Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman, receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expires on July 1, 2006.

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

Stock Options

            There were no (i) stock option/SARs grants (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal year ended March 31, 2005 to any Named Executives.

Compensation of Directors

            Directors, except Messrs. Cohen and Zimmerman, are entitled to receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

            The following table, together with the accompanying footnotes, sets forth information, as of April 28, 2005, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company's outstanding common stock, Named Executives, all directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

5% Stockholders
Robert E. Humphreys 64 Alcott Street Acton, MA 01720	114,900	(1)	8.07%	-	114,900	8.07%
Remnant Partners L.P. 714 St. Johns Road Baltimore, MD 21210-2134	101,015	(2)	7.10%	-	101,015	7.10%

Executive Officer and Directors
Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	188,300	(3)	13.23%	100,000	288,300	18.92%
Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	188,300	(4)	13.23%	100,000	288,300	18.92%
Lawrence R. Yurdin 431B North Trail Stratford, CT 06815	21,707	(5)	1.53%	28,500	50,207	3.46%
Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921		1.19%	16,000	32,921	2.29%
Jay J. Miller 430 East 57th Street New York, NY 10022	-		-	-	-	-
All directors and executive officers as a group (five persons)	415,228		29.17%	244,500	659,728	39.55%
(1)	Includes shares beneficially owned by members of Mr. Humphreys' immediate family and affiliated trusts.
(2)	Includes shares owned by John C. Boland, manager of Remnant Partners L.P., in personal accounts.
(3)	Includes shares held by Cohen Profit Sharing Plan, an affiliate of Mr. Cohen.
(4)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(5)	Excludes 7,484 shares held by Mr. Yurdin's wife, as to which he disclaims beneficial ownership.

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

            Options granted pursuant to the 1999 Plan: On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. Accordingly, as of April 28, 2005, options to purchase 45,500 shares were outstanding under the 1999 Plan. No options were exercised or canceled during the year ended March 31, 2005 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

            Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant. As of April 28, 2005, options to purchase 45,000 shares were outstanding under the 2002 Plan. No options were exercised or canceled during the year ended March 31, 2005 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

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

The following table sets forth, as of the year ended March 31, 2005, information with respect to FCCC's compensation plans and individual compensation arrangements to which FCCC is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1999 Stock Option Plan	44,500	$0.64	105,500
2002 Stock Option Plan	45,000	$1.05	105,000
Other Options	79,500	$0.82	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	169,000	$0.83	210,500

            The weighted-average remaining contractual life of the outstanding options is approximately 7.4 years.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            None.

ITEM 13.  EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

            Mahoney Sabol & Company, LLP ("MSC") was engaged as the Company's independent public accountants as of October 10, 2003. MSC billed the Company an aggregate of $7,500 for the audit of the financial statements for the year ended March 31, 2004. Additionally, MSC billed the Company an aggregate of $5,500 for the reviews of the Company's financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, and an aggregate of $3,750 for the reviews of the Company's financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended September 30, 2003 and December 31, 2003.

            Prior to the engagement of MSC, Saslow Lufkin & Buggy, LLP ("SLB") was the Company's independent public accountants. SLB billed the Company an aggregate of $31,900 for the audit of the financial statements for the year ended March 31, 2003. Additionally, SLB billed the Company $3,400 for its review covering the fiscal quarter ended June 30, 2003.

Audit-Related Fees

            None.

Tax Fees

            MSC billed an aggregate of $1,500 for the preparation of required federal and state income tax filings.

All Other Fees

            SLB billed the Company $30,792 in the fiscal year ended March 31, 2003 for services rendered in connection with the preparation of the Asset and Stock Purchase Transactions referenced in PART I, Item 1 hereof.

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

FCCC, INC.

By:
Name: Bernard Zimmerman
Title: President and Chief Executive Officer
Dated:	April 28, 2005

            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Director
Dated:	April 28, 2005

Name: Martin Cohen
Title: Chairman of the Board, Treasurer and Principal Financial Officer
Dated:	April 28, 2005

/s/ Jay J. Miller
Name: Jay J. Miller
Title: Secretary and Director
Dated:	April 28, 2005

/s/ Lawrence R. Yurdin
Name: Lawrence R. Yurdin
Title: Director
Dated:	April 28, 2005

/s/ Michael L. Goldman
Name: Michael L. Goldman
Title: Director
Dated:	April 28, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer