Form 10QSB
period 2005-06-30
FCCC INC
filed 2005-08-03
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of August 1, 2005, was: 1,423,382

Transitional Small Business Format: Yes    No

FCCC, INC.

FORM 10-QSB

ii

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of June 30, 2005 and March 31, 2005
(Dollars in thousands, except share data)

	June 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,659	$1,685
Accrued interest receivable	3	9

Total current assets	1,662	1,694

Other assets	1	1

TOTAL ASSETS	$1,663	$1,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	6	24

Total current liabilities	6	24

Commitments and contingencies	-	-

TOTAL LIABILITIES	6	24

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,385)	(8,371)

Total stockholders' equity	1,657	1,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,663	$1,695

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,

	2005	2004

Income:
Interest income	$12	$4

Total income	12	4

Expense:
Operating and administrative expenses	21	22
Legal expenses	3	29

Total expense	24	51

Income (loss) before income taxes	(12)	(47)
Income tax expense	2	2

NET INCOME (LOSS)	$(14)	$(49)

Per share of common stock:
Basic	$(0.01)	$(0.03)

Diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,571,354	1,700,428

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2005
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2005 (audited)	1,423,382	$712	$9,330	$(8,371)	$1,671

Net loss for the three months ended June 30, 2005 (unaudited)	-	-	-	(14)	(14)

Balance, June 30, 2005 (unaudited)	1,423,382	$712	$9,330	$(8,385)	$1,657

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,

	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$(14)	$(49)

Income (loss)	(14)	(49)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	6	-
Deferred standstill fee income	-	250
Accounts payable and accrued expenses	(18)	(7)

Net cash provided by (used in) operating activities	(26)	194

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(26)	194
Cash and cash equivalents, beginning of period	1,685	1,560

Cash and cash equivalents, end of period	$1,659	$1,754

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$9	$2

See notes to financial statements.

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed financial statements of FCCC, Inc. (the “Company”), formerly known as The First Connecticut Capital Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2006 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

NOTE B - TENDER OFFER AGREEMENT

On May 19, 2004, the Company entered into a Standstill and Tender Offer Agreement (the “Standstill Agreement”) with Wayfarer Financial Group, Inc. (“Wayfarer”), Cohen, Zimmerman, the Cohen Profit Sharing Plan (the “Cohen Plan”) and Bernard Zimmerman & Company, Inc. (“Zimco”; Zimmerman, Cohen, the Cohen Plan and Zimco may be collectively referred to as the “Sellers”). Pursuant to the Standstill Agreement, the Company and the Sellers agreed to a 90-day standstill period (the “Standstill Period”) in exchange for a $250,000 non-refundable (subject to the terms and conditions of the Standstill Agreement) cash standstill fee paid to the Company, during which time Wayfarer had planned, among other things, to effect a tender offer for a minimum of 62% of the issued and outstanding shares of common stock of the Company at a price of $3.05 per share in cash.

On August 17, 2004, the Standstill Agreement expired without Wayfarer having commenced a tender offer.

The Company recorded fee income of $250,000 during the quarterly period ended September 30, 2004 attributable to the standstill fee, the recognition of which was previously deferred at June 30, 2004 pending the expiration or consummation of the transactions contemplated by the Standstill Agreement.

NOTE C – RELATED PARTY TRANSACTIONS

On July 1, 2003, the Company entered into consulting agreements with the Company’s President and Chairman of the Board. The agreements terminate on July 1, 2006 as defined, and stipulate monthly payments of $2,000 to each individual plus reasonable and necessary out-of-pocket expenses. Fees related to these agreements totaled $12,000 for the three months ended June 30, 2005 and 2004.

During the quarter ended June 30, 2005, the Company paid its three outside directors $6,600 in connection with board and audit committee attendance from July 1, 2003 to April 27, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report and other reports issued by the Company, including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company’s management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors that could materially and adversely impact the Company’s financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and has been actively seeking merger, acquisition and business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance.

During the quarter ended June 30, 2005, the Company had a loss from operations of $14,000. The loss is attributable to the operational and administrative expenses incurred during the quarter. During the quarter ended June 30, 2004, the loss from operations was $47,000. The net decrease in the current quarter is primarily due to a decrease in legal fees and an increase in interest income.

Stockholder’s equity as of June 30, 2005 is $1,657,000 as compared to $1,671,000 at March 31, 2005. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2005 of $1,659,000 as compared to $1,685,000 and $1,754,000 at March 31, 2005 and June 30, 2004, respectively.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash dividends is subject to the discretion of the Company’s Board of Directors, and the Company has no plans to pay any cash dividends in the foreseeable future.

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company may not achieve sufficient income to offset its operating expenses, which could create operating losses that may require the Company to use and thereby reduce its cash on hand.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

Dated: August 3, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer