Form 10QSB
period 2005-09-30
FCCC INC
filed 2005-11-07
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of November 1, 2005, was: 1,423,382

Transitional Small Business Format: Yes    No

FCCC, INC.

FORM 10-QSB

ii

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of September 30, 2005 and March 31, 2005
(Dollars in thousands, except share data)

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,643	$1,685
Accrued interest receivable	8	9

Total current assets	1,651	1,694

Other assets	1	1

TOTAL ASSETS	$1,652	$1,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	4	24

Total current liabilities	4	24
Commitments and contingencies	-	-

TOTAL LIABILITIES	4	24

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,394)	(8,371)

Total stockholders' equity	1,648	1,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,652	$1,695

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,

	2005	2004

Income:
Fee income	$-	$250
Interest income	13	4

Total income	13	254

Expense:
Operating and administrative expenses	19	18
Legal expenses	3	11

Total expense	22	29

NET INCOME (LOSS)	$(9)	$225

Per share of common stock:
Basic	$(0.01)	$0.16

Diluted	$(0.01)	$0.14

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,586,467	1,652,312

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,

	2005	2004

Income:
Fee income	$-	$250
Interest income	25	9

Total income	25	259

Expense:
Legal expenses	6	40
Operating and administrative expenses	40	41

Total expense	46	81

Income (loss) before income taxes	(21)	178
Income tax expense	2	2

NET INCOME (LOSS)	$(23)	$176

Per share of common stock:
Basic	$(0.02)	$0.12

Diluted	$(0.02)	$0.10

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,579,178	1,681,359

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended September 30, 2005
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2005 (audited)	1,423,382	$712	$9,330	$(8,371)	$1,671

Net loss for the six months ended September 30, 2005 (unaudited)	-	-	-	(23)	(23)

Balance, September 30, 2005 (unaudited)	1,423,382	$712	$9,330	$(8,394)	$1,648

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,

	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$(23)	$176

Income (loss)	(23)	176

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	1	-
Accounts payable and accrued expenses	(20)	(7)

Net cash provided by (used in) operating activities	(42)	169

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(42)	169
Cash and cash equivalents, beginning of period	1,685	1,560

Cash and cash equivalents, end of period	$1,643	$1,729

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$11	$2

See notes to financial statements.

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

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

NOTE B — TENDER OFFER AGREEMENT

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

NOTE C – RELATED PARTY TRANSACTIONS

On July 1, 2003, the Company entered into consulting agreements with the Company’s President and Chairman of the Board. The agreements terminate on July 1, 2006 as defined, and stipulate monthly payments of $2,000 to each individual plus reasonable and necessary out-of-pocket expenses. Fees related to these agreements totaled $12,000 for the three months ended September 30, 2005 and 2004, and $24,000 for the six months ended September 30, 2005 and 2004.

During the six months ended September 30, 2005, the Company paid its three outside directors $6,600 in connection with board of directors and audit committee attendance from July 1, 2003 to April 27, 2005.

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

During the six months ended September 30, 2005, the Company had a loss from operations of $23,000. The loss is attributable to the operational and administrative expenses incurred during the six months. During the six months ended September 30, 2004, income from operations was $176,000. The net decrease in the current six months is primarily due to an absence of standstill fee income of $250,000, offset by a decrease in legal fees and an increase in interest income.

During the three months ended September 30, 2005, the Company incurred a loss of $9,000 compared to net income of $225,000 in the similar period a year ago. The difference is primarily due to the absence of the fee income of $250,000 received in the three months ended September 30, 2004 and a decrease of legal fees of $34,000 and an increase in interest income. Information concerning this fee is found in Note B to the financial statements included herein.

Stockholder’s equity as of September 30, 2005 is $1,648,000 as compared to $1,671,000 at March 31, 2005. The decrease is attributable to the net loss incurred by the Company during the six months ended September 30, 2005.

The Company had cash on hand at September 30, 2005 of $1,643,000 as compared to $1,685,000 and $1,729,000 at March 31, 2005 and September 30, 2004, respectively.

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

PART II — OTHER INFORMATION

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

Dated: November 7, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer