Form 10KSB
period 2006-03-31
FCCC INC
filed 2006-05-04
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

OR

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

(203) 855-7700

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.    Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

State issuer's revenues for its most recent fiscal year: $57,000

As of April 20, 2006, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $1,109,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of April 20, 2006, was: 1,423,382

Transitional Small Business Format:    Yes    No

FCCC, INC.

FORM 10-KSB

i

FORWARD-LOOKING STATEMENTS

               This annual report and other reports issued by FCCC, Inc. (the “Company” or “FCCC”), including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company’s management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this quarterly report may include factors that could materially and adversely impact the Company’s financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

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

               On August 15, 1990, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. On October 18, 1991, the Company filed a plan of reorganization (the “Plan”) with the United States Bankruptcy Court. The Plan was confirmed as of January 9, 1992. Under the Plan, the Company was required to surrender its license to operate as a small business investment company.

               On June 29, 1993, the Company’s application for de-registration under the Investment Company Act of 1940 was approved by the Securities and Exchange Commission.

               On December 15, 1993, the Company sold substantially all of its outstanding investment portfolio as part of a bankruptcy plan. Also as part of this transaction, restrictions under the Plan regarding the Company’s lending activities were waived.

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

               On December 28, 1994, the United States Bankruptcy Court issued a final decree closing the Chapter 11 case of the Company.

               As noted above, the Company was engaged in the mortgage banking business from 1994 until June 2003. On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all of the operating assets and liabilities (excluding cash and certain deferred tax assets) of the Company’s mortgage business (the “Asset Sale”) to FCCC Holding Company, LLC pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended, for an aggregate adjusted purchase price of $1,137,000. Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of its Common Stock, at a price of $1.00 per share, and five-year Warrants to purchase 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, subject to adjustment, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President and Chief Executive Officer of the Company, and Martin Cohen, the current Chairman of the Board and Treasurer of the Company, or their affiliates, pursuant to the terms of a Stock Purchase Agreement dated June 28, 2002, as amended (the “Stock Sale”). The Company’s shareholders approved these transactions on June 3, 2003.

Current Business

               As a result of the Asset Sale, the Company has limited operations. The Company’s operations consist of a search for a merger, acquisition or business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition or business combination candidate.

               It is anticipated that opportunities may come to FCCC’s attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. At this time, FCCC has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities for it. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

               The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

               It is impossible to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of FCCC with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of FCCC following a reorganization or other financial transaction. As part of such a transaction, FCCC’s existing directors may resign and new directors may be appointed. The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

               The Company may also be subject to increased governmental regulation following a transaction; however, it is impossible to predict the nature or magnitude of such increased regulation, if any.

               The Company will continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

Competition

               FCCC is in direct competition with many entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which FCCC could consider. Many of these competing entities also possess significantly greater experience and contacts than FCCC’s management. Moreover, FCCC also competes with numerous other companies similar to it for such opportunities.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

               The Company’s common stock is traded over the counter, and the low bid and high ask prices of the Company’s stock are quoted on the OTC Bulletin Board under the symbol FCIC. Following are the low bid and high ask prices for the Company’s common stock during the fiscal years ended March 31, 2006 and 2005 as quoted on the OTC Bulletin Board:

FY Ended March 31, 2006	Low	High

First Quarter	$ 1.08	$ 1.14
Second Quarter	1.08	1.25
Third Quarter	1.06	1.14
Fourth Quarter	1.07	1.25

FY Ended March 31, 2005	Low	High

First Quarter	$ 0.92	$ 4.50
Second Quarter	1.07	2.75
Third Quarter	1.06	1.12
Fourth Quarter	1.07	1.25

               The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               On April 20, 2006, the closing sale price for the Company’s common stock was $1.10 per share.

Holders

               The approximate number of stockholders of record of the Company on April 20, 2006 was approximately 1,300. The number of shares outstanding of the Company’s common stock as of April 20, 2006 was 1,423,382.

Dividends

               The Company paid a special, one-time cash dividend of $0.50 per share on September 30, 2003. Prior to this dividend, the Company had not paid any dividends on its Common Stock since April 27, 1990. The payment of the Company’s September 30, 2003 cash dividend was a special, one-time dividend paid pursuant to the terms of the Asset Purchase Agreement relating to the Company’s Asset Sale, and the Company has no plans to pay any cash dividends in the foreseeable future. The Company may, however, pay cash dividends as part of a merger, acquisition or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

               The Company has limited operations and is actively seeking merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see PART I, Item 1 hereof.

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

               The Company’s operations resulted in a loss of $45,000 for the year ended March 31, 2006 as compared to income of $119,000 for the year ended March 31, 2005. The decrease is attributable to the following factors (a) the receipt by the Company of a termination fee of $250,000 relating to the Wayfarer transaction described in Note 6 of the Notes to Financial Statements in the year ended March 31, 2005, (b) an increase in interest income of approximately $34,000, (c) legal expenses of $52,000 for the year ended March 31, 2005, the majority of which was incurred in connection with the Wayfarer transaction, as compared to normal legal expenses of $12,000 for the fiscal year ended March 31, 2006, and (d) decreased operating expenses incurred during fiscal 2006 of approximately $11,000.

               Stockholder’s equity as of March 31, 2006 and 2005 was $1,626,000 and $1,671,000, respectively.

Liquidity and Capital Resources

               FCCC had cash on hand at March 31, 2006 and 2005 of $1,628,000 and $1,685,000, respectively. FCCC had no other assets to meet ongoing expenses or debts that may accumulate. FCCC had liabilities of $14,000 and $24,000 at March 31, 2006 and 2005, respectively.

               FCCC has no commitment for any capital expenditure and foresees none. However, FCCC will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in locating and investigating appropriate transactions and other fees and expenses in the event it undertakes a transaction or attempts but is unable to complete a transaction. FCCC will also continue to incur expenses in connection with its commitments under consulting arrangements with management and expenses relating to its leased office space. FCCC’s cash requirements for the next twelve months are relatively modest, consisting principally of legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934.

               FCCC paid no cash dividends in the fiscal years ended March 31, 2006 and 2005.

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

               See PART I, Item 7, Financial Statements and accompanying notes thereto.

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

May 4, 2006

FCCC, INC.

BALANCE SHEETS
As of March 31, 2006 and March 31, 2005
(Dollars in thousands, except share data)

	March 31,	March 31,
	2006	2005
	(Audited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,628	$1,685
Accrued interest receivable	11	9

Total current assets	1,639	1,694

Other assets	1	1

TOTAL ASSETS	$1,640	$1,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$14	$24

Total current liabilities	14	24

Commitments and contingencies	-	-

TOTAL LIABILITIES	14	24

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,416)	(8,371)

Total stockholders’ equity	1,626	1,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,640	$1,695

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Audited)
(Dollars in thousands, except share data)

	Years Ended March 31,

	2006	2005

Income:
Fee income	$-	$250
Interest income	57	23

Total income	57	273

Expense:
Legal expenses	12	52
Operating and administrative expenses	84	95

Total expense	96	147

Income (loss) before income taxes	(39)	126
Income tax expense	6	7

NET INCOME (LOSS):	$(45)	$119

Basic earnings (loss) per share:	$(0.03)	$0.08

Diluted earnings (loss) per share:	$(0.03)	$0.07

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,575,337	1,644,578

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended March 31, 2006 and 2005
(Audited)
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2004	1,423,382	$712	$9,330	$(8,490)	$1,552

Net income	-	-	-	119	119

Balance, March 31, 2005	1,423,382	$712	$9,330	$(8,371)	$1,671

Net loss	-	-	-	(45)	(45)

Balance, March 31, 2006	1,423,382	$712	$9,330	$(8,416)	$1,626

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Audited)
(Dollars in thousands)

	Years Ended March 31,

	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(45)	$119

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in assets:
Accrued interest receivable	(2)	(9)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(10)	15

Net cash (used) provided by operating activities	(57)	125

Cash Flows From Investing Activities:	-	-

Net Cash Flows From Financing Activities:	-	-

Net (decrease) increase in cash and cash equivalents	(57)	125

Cash and cash equivalents, beginning of year	1,685	1,560

Cash and cash equivalents, end of year	$1,628	$1,685

Supplemental cash flow disclosures:
Cash payments of income taxes	$6	$2

See notes to financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2006 AND 2005

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company Operations:

               The accompanying financial statements of FCCC, Inc. (the Company), formerly known as The First Connecticut Capital Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

               The financial statements reflect the results of the sale consummated as of June 30, 2003 of all the Company’s operating assets and liabilities (excluding cash and certain deferred tax assets) (the Asset Sale) to FCCC Holding Company, LLC, a Connecticut limited liability company (Holding), pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended (the APA).

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

               The Company maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each institution. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2006 and 2005, the Company had uninsured cash balances totaling $1,528,000 and $1,585,000, respectively.

Estimates:

               The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:

               The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) “Accounting for Income Taxes.” This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

Earnings Per Common Share:

               The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

               Basic and diluted income (loss) per common share was calculated using the following number of shares:

	2006	2005

Average shares outstanding	1,423,382	1,423,382

Basic shares	1,423,382	1,423,382

Net dilutive effect of options and warrants	151,955	221,196

Diluted shares	1,575,337	1,644,578

Stock Options:

               The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) opinion No. 25. If the intrinsic value approach for measurement is elected; SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, whereby the Company does not recognize compensation costs at the grant date; accordingly, this pronouncement does not affect the Company’s financial position or results of operations (see Note 3).

Common Stock Warrants:

               In connection with the Asset Sale, the Company issued 5-year Warrants to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant exercise price was adjusted to $.50 per share as a result of the payment of $.50 per share cash dividends during September 2003. No warrants were exercised or cancelled during the years ended March 31, 2006 and March 31, 2005.

New Pronouncements:

               On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement is effective as of April 1, 2006. The Company anticipates adoption of the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company does not expect to record any significant expenses under SFAS 123(R) for options currently outstanding. However, the amount of expense recorded under SFAS 123(R) will depend upon the number of options granted in the future and their valuation.

               The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

Reclassifications:

               Certain amounts as of and for the year ended March 31, 2005 have been reclassified to conform to the March 31, 2006 presentation. The reclassifications have no material effect on the financial statements.

NOTE 2 — FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

               The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents (see Note 1).

Fair Value of Financial Instruments:

               SFAS no. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE 3 — STOCK OPTIONS

               The Company has two stock option plans. The first plan, the 1999 Stock Option Plan (the 1999 Plan) was adopted in 1999 and the second plan, the 2002 Equity Incentive Plan (the 2002 Plan) was adopted in 2003 (the 1999 Plan and the 2002 Plan are collectively referred to herein as the Plans). The Company has reserved 150,000 shares of stock for grants under both the 1999 and 2002 plans, respectively. Pursuant to the Plans, the Company’s employees, officers, consultants, and directors are eligible to receive grants of incentive and/or non-incentive stock options. The Plans provide that the maximum term for options granted under the Plans is ten years and that the exercise price for the options may not be less than the fair market value of the Company’s common stock on the date of grant.

Options granted pursuant to the 1999 Plan:

               On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the years ended March 31, 2006 and 2005 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

Options granted pursuant to the 2002 Plan:

               On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. None of these options was vested, exercised or canceled during the years ended March 31, 2006 and 2005 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Other Options:

               On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares (Other Options), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The options expire five years from the date of grant and vest immediately. None of these options was exercised or cancelled during the years ended March 31, 2006 and 2005, and no compensation cost has been recognized for these options.

               The weighted-average remaining contractual life of the outstanding options is approximately 7 years.

               The Company has adopted the disclosure only provision of SFAS No. 123 (see Note 1). During fiscal 2006 and 2005, no new options were granted, and no new pro forma compensation expense was recognized.

NOTE 4 — COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

               On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut for approximately $1,000 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of approximately $500 per month. Rent expense totaled $6,000 and $7,500 for the years ended March 31, 2006 and 2005, respectively.

               On July 1, 2003, the Company entered into consulting agreements with the Company’s President and Chairman of the Board, or their affiliates. The agreements terminate on July 1, 2006 as defined, and stipulate monthly payments of $2,000 to each consultant plus reasonable and necessary out-of-pocket expense. Fees related to these agreements totaled $48,000 for the years ended March 31, 2006 and 2005. The Board authorized the extension of the consulting agreements, on a month to month basis, on terms and conditions substantially similar to those of the previous agreements.

               The Company is obligated under a letter of credit issued by the Company to the Town of Fairfield in the amount of $2,750. As a condition to the Asset Sale consummated in June 2003, the purchaser placed funds in escrow at closing to secure the obligations of the Company under this letter of credit. Such letter of credit was released in April 2005.

NOTE 5 — INCOME TAXES:

               The income tax provision consists of the following for the years ended March 31, 2006 and 2005:

	2006	2005

Current expense:
Federal	$-	$-
State (tax on capital)	6,000	7,000

Total current	$6,000	$7,000

Deferred expense:
Federal	$-	$-
State	-	-

Total deferred	-	-

Total tax provision	$6,000	$7,000

               At March 31, 2006 and 2005, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

               The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

               At March 31, 2006, the Company had available federal net operating losses of approximately $8,000,000 for income tax purposes, which expire from 2007 to 2023.

NOTE 6 — FEE INCOME:

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

               None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

               The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

               The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

ITEM 8B.  OTHER INFORMATION.

               None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

               The directors and executive officers of the Company as of April 20, 2006 are as follows:

Name	Age	Position	Director Since

Martin Cohen	71	Treasurer, Principal Financial Officer and Chairman of the Board of Directors	2003
Bernard Zimmerman	73	President, Chief Executive Officer and Director	2003
Jay J. Miller*	73	Secretary and Director	2003
Lawrence R. Yurdin*	65	Director	1986
Michael L. Goldman*	45	Director	1998

*Member of Audit Committee

Biographies of Directors and Officers

               MARTIN COHEN became Chairman of the Board and Treasurer of the Company in July 2003, and assumed the role of principal financial officer in September 2003. An experienced private investor, Mr. Cohen is the former manager of Marcon Workouts LLC, the founder and former CEO of Marcon Capital Corporation, a federally licensed Small Business Investment Company, and a former consultant to Credit Suisse and Greenwich Capital Corp., investment banking firms.

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

               JAY J. MILLER became Secretary and a Director of FCCC in July 2003. Mr. Miller is an attorney in private practice, and serves as a director on the boards of Covista Communications, Inc., a long distance telephone service provider and AmTrust Financial Services, Inc., an insurance holding company, as well as its affiliated insurance entities.

               LAWRENCE R. YURDIN, a Director of the Company since 1986, is the former President and Chief Executive Officer of the Company. Mr. Yurdin has been employed by the Company in various capacities since 1970. Mr. Yurdin is currently the President and a Manager of First Connecticut Capital, LLC, a company engaged in the business of making and servicing mortgage loans.

               MICHAEL L. GOLDMAN has served as a Director of the Company since 1998 and is the former Assistant Secretary of the Company. Mr. Goldman is the Managing Principal of the law firm of Goldman, Gruder & Woods, LLC. Mr. Goldman is also the Vice President, Secretary and a Manager of FCCC Holding Company, LLC d/b/a First Connecticut Capital, a company engaged in the business of making and servicing mortgage loans.

               All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. The Company has not held an annual meeting since 2003.

               FCCC’s Board of Directors has established an Audit Committee. The Audit Committee meets with management and FCCC’s independent auditors to determine the adequacy of internal controls and other financial reporting matters. Members of the Committee are Jay J. Miller, Lawrence Yurdin and Michael Goldman.

Section 16(a) Beneficial Ownership Reporting Compliance

               Section 16(a) of the Securities Exchange Act of 1934 requires FCCC’s officers and directors, and persons who own more than ten percent (10%) of a registered class of FCCC’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish FCCC with copies of all Section 16(a) forms they file.

               To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended March 31, 2006.

Audit Committee Financial Expert

               The Board of Directors of the Company has determined that Jay J. Miller qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

               FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2007.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

               The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2004, 2005 and 2006 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-B, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen- sation ($)

Bernard Zimmerman	2006	$ 0	$ 0	$ 24,000 (1)	$ 0	0	$ 0	$ 0
CEO and President	2005	0	0	24,000 (1)	0	0	0	0
	2004	0	0	18,000 (1)	0	0	0	0

Martin Cohen	2006	$ 0	$ 0	$ 24,000 (2)	$ 0	0	$ 0	$ 0
Chairman and Treasurer	2005	0	0	24,000 (2)	0	0	0	0
	2004	0	0	18,000 (2)	0	0	0	0

Lawrence R. Yurdin	2006	$ 0	$ 0	$ 0	$ 0	0	$ 0	$ 0
Former CEO and	2005	0	0	0	0	0	0	0
President (3)	2004	33,653	0	0	0	15,000	0	0

(1)	Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman, receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expires on July 1, 2006 and has been authorized by the Board to continue on a month to month basis.

(2)	Mr. Cohen receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expires on July 1, 2006 and has been authorized by the Board to continue on a month to month basis.

(3)	Mr. Yurdin resigned from his position as President and CEO of the Company as of June 27, 2003, at which time he was appointed Chief Financial Officer of the Company. Mr. Yurdin resigned from his position as CFO on August 31, 2003. Mr. Yurdin remains a Director of the Company.

Stock Options

               There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2006 and 2005 to any Named Executives.

Compensation of Directors

               Directors, except Messrs. Cohen and Zimmerman, are entitled to receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

               The following table, together with the accompanying footnotes, sets forth information, as of April 2006, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, Named Executives, all directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

5% Stockholders

Robert E. Humphreys 64 Alcott Street Acton, MA 01720	114,900	(1)	8.07%	-	114,900	8.07%

Remnant Partners L.P. 714 St. Johns Road Baltimore, MD 21210	130,076	(2)	9.14%	-	130,076	9.14%

Executive Officers and Directors

Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	188,300	(3)	13.23%	100,000	288,300	18.92%

Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	188,300	(4)	13.23%	100,000	288,300	18.92%

Lawrence R. Yurdin 431B North Trail Stratford, CT 06815	21,707	(5)	1.53%	28,500	50,207	3.46%

Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921		1.19%	16,000	32,921	2.29%

Jay J. Miller 430 East 57th Street New York, NY 10022	-		-	-	-	-

All directors and executive officers as a group (five persons)	415,228		29.17%	244,500	659,728	39.55%

(1)	Includes shares beneficially owned by members of Mr. Humphreys’ immediate family and affiliated trusts.
(2)	Includes shares owned by John C. Boland, manager of Remnant Partners L.P., in personal accounts, as per Schedule 13G, filed on January 20, 2006.
(3)	Includes shares held by Cohen Profit Sharing Plan, an affiliate of Mr. Cohen.

(4)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(5)	Excludes 7,484 shares held by Mr. Yurdin’s wife, as to which he disclaims beneficial ownership.

Securities Authorized For Issuance Under Equity Compensation Plans

Stock Option Plans

               The Company has two stock option plans. The first plan, the 1999 Stock Option Plan (the “1999 Plan”) was adopted in 1999 and the second plan, the 2002 Equity Incentive Plan (the “2002 Plan”) was adopted in 2003 (the 1999 Plan and the 2002 Plan are collectively referred to herein as the “Plans”). Each Plan has reserved 150,000 shares of stock for grants under each, respectively. Pursuant to the Plans, the Company’s employees, officers, consultants, and directors are eligible to receive grants of incentive and/or non-incentive stock options. The purpose of the Plans are to advance the interests of the Company and its stockholders by helping the Company obtain and retain the services of employees, officers, consultants, and directors, upon whose judgment, initiative and efforts the Company is substantially dependent, and to provide those persons with further incentives to advance the interests of the Company. In addition, the Plans provide that the maximum term for options granted under the Plans is 10 years and that the exercise price for the options may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted to stockholders owning more than 10% of the Company’s outstanding common stock must be exercised within 5 years from the date of grant and the exercise price must be at least 110% of the fair market value of the Company’s common stock on the date of the grant.

               Options granted pursuant to the 1999 Plan: On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. Accordingly, as of April 2006, options to purchase 45,500 shares were outstanding under the 1999 Plan. No options were exercised or canceled during the year ended March 31, 2006 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

               Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant. As of April 2006, options to purchase 45,000 shares were outstanding under the 2002 Plan. No options were exercised or canceled during the year ended March 31, 2006 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Other Options

               On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares (“Other Options”), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The Company issued the Other Options in consideration of the efforts of the grantees in connection with the Asset and Stock Sales and their continued cooperation with and assistance to the Company after the closing of those transactions. The granting of the Other Options was approved by the stockholders of the Company at the June 3, 2003 Annual Stockholders Meeting. The terms and conditions of the Other Options are identical to the terms and conditions of the options issued under the Plans, except that they have not terminated upon the respective holders thereof ceasing to be “Eligible Persons” under the Plans. Using the Black-Scholes method of valuation, the aggregate value of the Other Options at the time of their grant was $24,645.

               The following table sets forth, as of the year ended March 31, 2006, information with respect to FCCC’s compensation plans and individual compensation arrangements to which FCCC is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1999 Stock Option Plan	44,500	$ 0.64	105,500
2002 Stock Option Plan	45,000	$ 1.05	105,000
Other Options	79,500	$ 0.82	N/A

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	169,000	$ 0.83	210,500

               The weighted-average remaining contractual life of the outstanding options is approximately 7 years.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

               Mahoney Sabol & Company, LLP (“MSC”) was engaged as the Company’s independent public accountants as of October 10, 2003. MSC billed the Company an aggregate of $7,500 for the audit of the financial statements for the years ended March 31, 2006 and 2005. Additionally, MSC billed the Company an aggregate of $12,000 for the reviews of the Company’s financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended June 30, September 30, and December 31, 2005 and 2004, respectively.

Audit-Related Fees

               None.

Tax Fees

               MSC billed an aggregate of $1,500 for the preparation of required federal and state income tax filings for the years ended March 31, 2006 and 2005, respectively.

All Other Fees

               Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

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
Dated: May 4, 2006

               In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name: Bernard Zimmerman
Title: President and Chief Executive Officer
Dated: May 4, 2006

Name: Martin Cohen
Title: Chairman of the Board, Treasurer and Principal Financial Officer
Dated: May 4, 2006

/s/ Jay J. Miller

Name: Jay J. Miller
Title: Secretary and Director
Dated: May 4, 2006

/s/ Lawrence R. Yurdin

Name: Lawrence R. Yurdin
Title: Director
Dated: May 4, 2006

/s/ Michael L. Goldman

Name: Michael L. Goldman
Title: Director
Dated: May 4, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer