Form 10QSB
period 2006-06-30
FCCC INC
filed 2006-07-31
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

(Issuer’s telephone number)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes    No

The number of shares outstanding of the issuer’s Common Stock, as of July 31, 2006, was: 1,423,382

Transitional Small Business Format: Yes    No

FCCC, INC.

FORM 10-QSB

ii

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of June 30, 2006 and March 31, 2006
(Dollars in thousands, except share data)

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,619	$1,628
Accrued interest receivable	6	11

Total current assets	1,625	1,639

Other assets	1	1

TOTAL ASSETS	$1,626	$1,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	5	14

Total current liabilities	5	14

Commitments and contingencies	-	-

TOTAL LIABILITIES	5	14

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,421)	(8,416)

Total stockholders’ equity	1,621	1,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626	$1,640

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,

	2006	2005

Income:
Interest income	$19	$12

Total income	19	12

Expense:
Operating and administrative expenses	21	21
Legal expenses	3	3

Total expense	24	24

Income (loss) before income taxes	(5)	(12)
Income tax expense	-	2

NET INCOME (LOSS)	$(5)	$(14)

Per share of common stock:
Basic	$-	$(0.01)

Diluted	$-	$(0.01)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,577,275	1,571,354

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2006
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss for the three months ended June 30, 2006 (unaudited)	-	-	-	(5)	(5)

Balance, June 30, 2006 (unaudited)	1,423,382	$712	$9,330	$(8,421)	$1,621

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,

	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(5)	$(14)

Income (loss)	(5)	(14)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	5	6
Accounts payable and accrued expenses	(9)	(18)

Net cash provided by (used in) operating activities	(9)	(26)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(9)	(26)
Cash and cash equivalents, beginning of period	1,628	1,685

Cash and cash equivalents, end of period	$1,619	$1,659

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$-	$9

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2007 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

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

NOTE C – RELATED PARTY TRANSACTIONS

On July 1, 2003, the Company entered into consulting agreements with the Company’s President and Chairman of the Board. The agreements terminated on July 1, 2006 as defined, and stipulated monthly payments of $2,000 to each individual plus reasonable and necessary out-of-pocket expenses. Fees related to these agreements totaled $12,000 for the three months ended June 30, 2006 and 2005. The Board of Directors authorized the extension of the consulting agreements on a month to month basis, with terms and conditions substantially similar to those of the previous agreements.

During the quarter ended June 30, 2006, the Company paid its three outside directors a total of $3,000 in connection with board and audit committee attendance for the fiscal year ended March 31, 2006.

NOTE D – NEW ACCOUNTING POLICY – SHARE BASED AWARDS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement is effective and was adopted as of April 1, 2006. The Company has adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested on the effective date.

Prior to the effective date, the Company accounted for stock-based compensation granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123. Accordingly, because the exercise price of the options equaled the fair value of the underlying shares at the date of grant, no compensation cost was recognized by the Company for stock based compensation. As required by SFAS 123, the Company presented certain pro forma information for stock-based compensation in the notes to the financial statements.

Effective April 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation cost will be recognized for all share based payments issued after April 1, 2006. Such compensation cost would include the estimated expense for the portion of the vesting period after April 1, 2006 for share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Results from prior periods have not been restated, as provided under the modified-prospective method.

The Company has not issued any new share based payments during the quarter ended June 30, 2006. In addition, based on analysis of all share-based payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended June 30, 2006 and 2005. Accordingly, the Company has not recorded any compensation cost for the three months ended June 30, 2006.

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

During the quarter ended June 30, 2006, the Company had a loss from operations of $5,000. The loss is attributable to the operational and administrative expenses incurred during the quarter less income interest earned. During the quarter ended June 30, 2005, the loss from operations was $14,000. The net decrease in the current quarter is primarily due to an increase in interest income.

Stockholder’s equity as of June 30, 2006 is $ 1,621,000 as compared to $1,626,000 at March 31, 2006. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2006 of $1,619,000 as compared to $1,628,000 and $1,659,000 at March 31, 2006 and June 30, 2005, respectively.

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

PART II—OTHER INFORMATION

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

Dated: July 31, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer