Form 10QSB
period 2006-09-30
FCCC INC
filed 2006-11-01
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of November 1, 2006, was: 1,423,382

Transitional Small Business Format: Yes |_|   No |X|

FCCC, INC.

FORM 10-QSB

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of September 30, 2006 and March 31, 2006
(Dollars in thousands, except share data)

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,615	$1,628
Accrued interest receivable	6	11

Total current assets	1,621	1,639

Other assets	1	1

TOTAL ASSETS	$1,622	$1,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	7	14

Total current liabilities	7	14

Commitments and contingencies	-	-

TOTAL LIABILITIES	7	14

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,427)	(8,416)

Total stockholders' equity	1,615	1,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,622	$1,640

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,

	2006	2005

Income:
Fee Income	$-	$-
Interest income	19	13

Total income	19	13

Expense:
Operating and administrative expenses	20	19
Legal expenses	3	3

Total expense	23	22

Net income (loss) before income taxes	(4)	(9)
Income tax expense	2	-

NET INCOME (LOSS)	$(6)	$(9)

Per share of common stock:
Basic	$-	$(0.01)

Diluted	$-	$(0.01)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,562,934	1,586,467

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,

	2006	2005

Income:
Fee Income	$-	$-
Interest income	38	25

Total income	38	25

Expense:
Operating and administrative expenses	41	40
Legal expenses	6	6

Total expense	47	46

Net income (loss) before income taxes	(9)	(21)
Income tax expense	2	2

NET INCOME (LOSS)	$(11)	$(23)

Per share of common stock:
Basic	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,573,364	1,579,178

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended September 30, 2006
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss for the three months ended September 30, 2006 (unaudited)	-	-	-	(11)	(11)

Balance, September 30, 2006 (unaudited)	1,423,382	$712	$9,330	$(8,427)	$1,615

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,

	2006	2005

Cash Flows from Operating Activities:
Income (loss)	$(11)	$(23)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	5	1
Accounts payable and accrued expenses	(7)	(20)

Net cash provided by (used in) operating activities	(13)	(42)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(13)	(42)
Cash and cash equivalents, beginning of period	1,628	1,685

Cash and cash equivalents, end of period	$1,615	$1,643

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$2	$11

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

NOTE C — RELATED PARTY TRANSACTIONS

On July 1, 2003, the Company entered into consulting agreements with the Company’s President and Chairman of the Board. The agreements terminated on July 1, 2006 as defined, and stipulated monthly payments of $2,000 to each individual plus reasonable and necessary out-of-pocket expenses. The Board of Directors authorized the extension of the consulting agreements on a month to month basis, with terms and conditions substantially similar to those of the previous agreements. Fees related to these agreements totaled $12,000 for the three months ended September 30, 2006 and 2005 and $24,000 for the six months ended September 30, 2006 and 2005.

During the six months ended September 30, 2006, the Company paid its three outside directors a total of $3,000 in connection with board and audit committee attendance.

NOTE D — NEW ACCOUNTING POLICY – SHARE BASED AWARDS

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

The Company has not issued any new share based payments during the six months ended September 30, 2006. In addition, based on analysis of all share-based payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended September 30, 2006 and 2005. Accordingly, the Company has not recorded any compensation cost for the six months ended September 30, 2006.

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

During the six months ended September 30, 2006, the Company had a loss from operations of $11,000. The loss is attributable to the operational and administrative expenses incurred during the six months. During the six months ended September 30, 2005, the loss from operations was $23,000. The decrease in net loss from operations is primarily due to an increase in interest income.

During the three months ended September 30, 2006, the Company had a loss from operations of $6,000 compared to net loss of $9,000 in the similar period a year ago. The decrease in net loss from operations is primarily due to an increase in interest income.

Stockholder’s equity as of September 30, 2006 is $ 1,615,000 as compared to $1,626,000 at March 31, 2006. The decrease is attributable to the net loss incurred by the Company during the six months ended September 30, 2006.

The Company had cash on hand at September 30, 2006 of $1,615,000 as compared to $1,628,000 and $1,643,000 at March 31, 2006 and September 30, 2005, respectively.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash dividends is subject to the discretion of the Company’s Board of Directors.

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

Dated: November 1, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer