Form 10QSB
period 2006-12-31
FCCC INC
filed 2007-02-02
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2006

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
Yes |X|   No |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock, as of February 2, 2007, was: 1,423,382

Transitional Small Business Format: Yes |_|   No |X|

FCCC, INC.

FORM 10-QSB

ii

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of December 31, 2006 and March 31, 2006
(Dollars in thousands, except share data)

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,605	$1,628
Accrued interest receivable	13	11

Total current assets	1,618	1,639

Other assets	1	1

TOTAL ASSETS	$1,619	$1,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	7	14

Total current liabilities	7	14
Commitments and contingencies	-	-

TOTAL LIABILITIES	7	14

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,430)	(8,416)

Total stockholders’ equity	1,612	1,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,619	$1,640

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2006		2005

Income:
Interest income		$20	$15

Total income		20	15

Expense:
Operating and administrative expenses		20	20
Legal expenses		3	3

Total expense		23	23

NET INCOME (LOSS)		$(3)	$(8)

Per share of common stock:
Basic	$	( - )	$(0.01)

Diluted	$	( - )	$(0.01)

Weighted average common shares outstanding:
Basic		1,423,382	1,423,382
Diluted		1,549,760	1,571,354

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended December 31,

	2006	2005

Income:
Interest income	$58	$40

Total income	58	40

Expense:
Legal expenses	9	9
Operating and administrative expenses	61	60

Total expense	70	69

Income (loss) before income taxes	(12)	(29)
Income tax expense	2	2

NET INCOME (LOSS)	$(14)	$(31)

Per share of common stock:
Basic	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,562,934	1,571,354

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31,2006
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss for the nine months ended December 31, 2006 (unaudited)	-	-	-	(14)	(14)

Balance, December 31, 2006 (unaudited)	1,423,382	$712	$9,330	$(8,430)	$1,612

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended December 31,

	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(14)	$(31)

Income (loss)	(14)	(31)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(2)	4
Accounts payable and accrued expenses	(7)	(19)

Net cash provided by (used in) operating activities	(23)	(46)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(23)	(46)
Cash and cash equivalents, beginning of period	1,628	1,685

Cash and cash equivalents, end of period	$1,605	$1,639

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$2	$11

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

NOTE B — RELATED PARTY TRANSACTIONS

On July 1, 2003, the Company entered into consulting agreements with the Company’s President and Chairman of the Board. The agreements terminate on July 1, 2006 as defined, and stipulate monthly payments of $2,000 to each individual plus reasonable and necessary out-of-pocket expenses. The Board of Directors authorized the extension of the consulting agreements on a month to month basis, with terms and conditions substantially similar to those of the previous agreements. Fees related to these agreements totaled $12,000 for the three months ended December 31, 2006 and 2005, and $36,000 for the nine months ended December 31, 2006 and 2005.

During the nine months ended December 31, 2006, the Company accrued fees payable to its three outside directors in the amount of $3,000 in connection with board and audit committee attendance .

NOTE C — NEW ACCOUNTING POLICY – SHARE BASED AWARDS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement is effective and was adopted as of April 1, 2006. The Company has adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested on the effective date.

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

Effective April 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based cost will be recognized for all share based payments issued after April 1, 2006. Such compensation cost would include the estimated expense for the portion of the vesting period after April 1, 2006 for share-based payments granted prior to, but not vested as of April 1,2006, based on the draft date fair value estimated in accordance with SFAS 123. Results from prior periods have not been restated, as provided under the modified-prospective method.

The Company has not issued any new share based payments during the nine months ended December 31, 2006. In addition, based on analysis of all share-based payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended December 31, 2006 and 2005. Accordingly, the Company has not recorded any compensation cost for the nine months ended December 31, 2006.

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

During the nine months ended December 31, 2006, the Company had a loss from operations of $14,000. The loss is attributable to the operational and administrative expenses incurred during the nine months. During the nine months ended December 31, 2005, the loss from operations was $31,000. The decrease in net loss from operations is primarily due to an increase in interest income.

During the three months ended December 31, 2006, the Company had a loss from operations of $3,000 compared to net loss of $8,000 in the similar period a year ago. The decrease in net loss from operations is primarily due to an increase in interest income.

Stockholder’s equity as of December 31, 2006 is $1,612,000 as compared to $1,626,000 at March 31, 2006. The decrease is attributable to the net loss incurred by the Company during the nine months ended December 31, 2006.

The Company had cash on hand at December 31, 2006 of $1,605,000 as compared to $1,628,000 and $1,639,000 at March 31, 2006 and December 31, 2005, respectively.

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

Dated: February 2, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Principal Financial Officer