Form 10KSB
period 2007-03-31
FCCC INC
filed 2007-06-04
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

OR

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes |_|   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes |_|   No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer |_|     Accelerated filer |_|     Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|   No |_|

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB.    |_|

State issuer's revenues for its most recent fiscal year: $77,000

As of June 1, 2007, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $1,170,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of June 1, 2007, was: 1,423,382

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

               As noted above, the Company was engaged in the mortgage banking business from 1994 until June 2003. On July 11, 2003, the Company consummated the sale, as of June 30, 2003, of all of the operating assets and liabilities (excluding cash and certain deferred tax assets) of the Company’s mortgage business (the “Asset Sale”) to FCCC Holding Company, LLC pursuant to the terms of an Asset Purchase Agreement dated June 28, 2002, as amended, for an aggregate adjusted purchase price of $1,137,000. Simultaneously with the closing of the Asset Sale, the Company consummated the sale of an aggregate of 250,000 shares of its Common Stock, at a price of $1.00 per share, and five-year Warrants to purchase 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, subject to adjustment, at a purchase price of $.01 per Warrant, to Bernard Zimmerman, the current President, Chief Executive Officer and Principal Financial Officer of the Company, and Martin Cohen, a current Director, or their affiliates, pursuant to the terms of a Stock Purchase Agreement dated June 28, 2002, as amended (the “Stock Sale”). The Company’s shareholders approved these transactions on June 3, 2003.

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

               The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

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

Employees

               The Company currently has no employees. The Company has two executive officers, one of whom has a consulting arrangement with the Company. Specifically, on July 1, 2003, the Company and Mr. Zimmerman entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month to month basis. Mr. Cohen had a similar consulting agreement. Effective March 31, 2007, the Consulting Agreement by and between the Company and Mr. Cohen, entered into on July 1, 2003 (the “Cohen Consulting Agreement”), which provided for monthly payments of $2,000 to Mr. Cohen plus reasonable and necessary out-of-pocket expenses was terminated. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

               The Company’s common stock is traded over the counter, and the bid and ask prices of the Company’s stock are quoted on the OTC Bulletin Board under the symbol FCIC. Following are the low sales and high sales prices for the Company’s common stock during the fiscal years ended March 31, 2007 and 2006 as quoted on the OTC Bulletin Board:

FY Ended March 31, 2007	Low	High

First Quarter	$ 1.10	$ 1.15
Second Quarter	0.93	1.11
Third Quarter	0.94	1.10
Fourth Quarter	1.02	1.20

FY Ended March 31, 2006	Low	High

First Quarter	$ 1.08	$ 1.14
Second Quarter	1.08	1.25
Third Quarter	1.06	1.14
Fourth Quarter	1.07	1.25

               The above quotations do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commission and may not represent actual transactions.

               On June 1, 2007, the closing bid price for the Company’s common stock was $1.20 per share.

Holders

               The approximate number of stockholders of record of the Company on June 1, 2007 was approximately 1,250. The number of shares of the Company’s common stock outstanding as of June 1, 2007 was 1,423,382.

Dividends

               The Company did not declare or pay any dividends during the fiscal years ended March 31, 2007 and 2006. The Company has no plans to pay any cash dividends in the foreseeable future. The Company may, however, pay a cash dividend as part of a merger, acquisition or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders.

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

               Additionally, pursuant to the terms of the Stock Purchase Agreement referenced in PART I, Item 1 hereof, in the event that the Company has not consummated an appropriate transaction or series of transactions (defined as having an aggregate value in excess of $750,000) by June 30, 2006, subject to a three (3) month extension in the event the Company is then involved in good faith negotiations to consummate a material transaction or transactions (the “Transaction Date”), then upon the request of the holders of twenty percent (20%) or more of the outstanding stock of the Company held by non-affiliates of management, the Company would schedule a meeting of stockholders and solicit proxies pursuant to which the stockholders would vote on whether to dissolve and liquidate the Company. The Transaction Date lapsed with no request having been made by the shareholders for the dissolution and liquidation of the Company. The Stock Purchase Agreement also provides that all shares held by management shall be voted in the same proportion as the non-management shares with respect to such vote.

Results of Operations

               Prior to June 30, 2003, the Company was engaged in the mortgage banking business. Since that date, the Company has had limited operations, consisting of a search for a suitable transaction such as an acquisition or other business combination with an operating business.

               For the years ended March 31, 2007 and 2006, the Company received interest income of $77,000 and $57,000, respectively. The increase in interest income resulted from increased interest rates received on invested funds which were approximately the same in both years.

               The Company’s operations resulted in a loss of $25,000 for the year ended March 31, 2007 as compared to a loss of $45,000 for the year ended March 31, 2006. The decrease in the loss is attributable to the following factors (a) an increase in interest income of approximately $20,000, and (b) increased operating expenses incurred during fiscal 2007 of approximately $2,000 offset by a decrease of $2,000 in minimum tax accruals.

               Stockholders’ equity as of March 31, 2007 and 2006 was $1,601,000 and $1,626,000, respectively.

Liquidity and Capital Resources

               FCCC had cash on hand at March 31, 2007 and 2006 of $1,605,000 and $1,628,000, respectively. FCCC had no other assets to meet ongoing expenses or debts that may accumulate. FCCC had liabilities of $11,000 and $14,000 at March 31, 2007 and 2006, respectively.

               FCCC has no commitment for any capital expenditure and foresees none. However, FCCC will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in locating and investigating appropriate transactions and other fees and expenses in the event it undertakes a transaction or attempts but is unable to complete a transaction. FCCC will also continue to incur expenses in connection with its commitments under a consulting arrangement with management and expenses relating to its leased office space. FCCC’s cash requirements for the next twelve months are relatively modest, consisting principally of legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934.

               FCCC paid no cash dividends in the fiscal years ended March 31, 2007 and 2006.

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

               See PART I, Item 7, Financial Statements and accompanying notes thereto.

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

May 30, 2007

FCCC, INC.

BALANCE SHEETS
As of March 31, 2007 and March 31, 2006
(Dollars in thousands, except share data)

	March 31,	March 31,
	2007	2006
	(Audited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,605	$1,628
Accrued interest receivable	6	11

Total current assets	1,611	1,639

Other assets	1	1

TOTAL ASSETS	$1,612	$1,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$11	$14

Total current liabilities	11	14

Commitments and contingencies	-	-

TOTAL LIABILITIES	11	14

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,441)	(8,416)

Total stockholders' equity	1,601	1,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,612	$1,640

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Audited)
(Dollars in thousands, except share data)

	Years Ended March 31,

	2007	2006

Income:
Interest income	77	57

Total income	77	57

Expense:
Legal expenses	12	12
Operating and administrative expenses	86	84

Total expense	98	96

Income (loss) before income taxes	(21)	(39)
Income tax expense	4	6

NET INCOME (LOSS):	$(25)	$(45)

Basic earnings (loss) per share:	$(0.02)	$(0.03)

Diluted earnings (loss) per share:	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,565,099	1,575,337

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended March 31, 2007 and 2006
(Audited)
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2005	1,423,382	$712	$9,330	$(8,371)	$1,671

Net loss - year ended March 31, 2006	-	-	-	(45)	(45)

Balance, March 31, 2006	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss - year ended March 31, 2007	-	-	-	(25)	(25)

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,441)	$1,601

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Audited)
(Dollars in thousands)

	Years Ended March 31,

	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(25)	$(45)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in assets:
Accrued interest receivable	5	(2)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3)	(10)

Net cash (used) provided by operating activities	(23)	(57)

Cash Flows From Investing Activities:	-	-

Net Cash Flows From Financing Activities:	-	-

Net (decrease) increase in cash and cash equivalents	(23)	(57)

Cash and cash equivalents, beginning of year	1,628	1,685

Cash and cash equivalents, end of year	$1,605	$1,628

Supplemental cash flow disclosures:
Cash payments of income taxes	$4	$6

See notes to financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company Operations:

               The accompanying financial statements of FCCC, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

               The Company maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each institution. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2007 and 2006, the Company had uninsured cash balances totaling $1,438,000 and $1,401,000, respectively.

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

               Basic and diluted income (loss) per common share was calculated using the following number of shares:

	2007	2006

Average shares outstanding	1,423,382	1,423,382

Basic shares	1,423,382	1,423,382

Net dilutive effect of options and warrants	141,717	151,955

Diluted shares	1,565,099	1,575,337

Stock Based Compensation:

               On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company does not expect to record any significant expenses under SFAS 123(R) for options currently outstanding. However, the amount of expense recorded under SFAS 123(R) will depend upon the number of options granted in the future and their valuation.

Common Stock Warrants:

               In June 2003, the Company issued 5-year Warrants (subject to registration rights under certain circumstances) to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant exercise price was adjusted to $.50 per share as a result of the payment of a $.50 per share cash dividend during September 2003. No warrants were exercised or cancelled during the years ended March 31, 2007 and March 31, 2006.

New Pronouncements:

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

Options granted pursuant to the 1999 Plan:

               On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant. Options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the years ended March 31, 2007 and 2006 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

Options granted pursuant to the 2002 Plan:

               On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. During the years ended March 31, 2007 and 2006, 30,000 and 15,000, respectively, of these options became vested, and no options were exercised or canceled during the years ended March 31, 2007 and 2006 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Other Options:

               On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares (Other Options), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The options expire five years from the date of grant and vest immediately. None of these options was exercised or cancelled during the years ended March 31, 2007 and 2006, and no compensation cost has been recognized for these options.

               The weighted-average remaining contractual life of the outstanding options is approximately 6 years.

               During fiscal 2007 and 2006, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 — COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

               On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut for approximately $1,000 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of approximately $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2007 and 2006, respectively.

               On July 1, 2003, the Company entered into consulting agreements with the Company’s President and the then Chairman of the Board, or their affiliates. The agreements terminated on July 1, 2006 as defined, and stipulate monthly payments of $2,000 to each consultant plus reasonable and necessary out-of-pocket expense. Fees related to these agreements totaled $48,000 for the years ended March 31, 2007 and 2006. The Board authorized the extension of the consulting agreements, on a month to month basis, on terms and conditions substantially similar to those of the previous agreements.

               The consulting agreement with Mr. Martin Cohen, a current director and former Chairman of the Board, terminated, effective March 31, 2007.

NOTE 5 — INCOME TAXES:

               The income tax provision consists of the following for the years ended March 31, 2007 and 2006:

	2007	2006

Current expense:
Federal	$-	$-
State (tax on capital)	4,000	6,000

Total current	$4,000	$6,000

Deferred expense:
Federal	$-	$-
State	-	-

Total deferred	-	-

Total tax provision	$4,000	$6,000

               At March 31, 2007 and 2006, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

               The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

               At March 31, 2007, the Company had available federal net operating losses of approximately $8,110,000 for income tax purposes, which expire from 2008 to 2024.

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

ITEM 8B.  OTHER INFORMATION.

               None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

               The directors and executive officers of the Company as of May 4, 2007 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	74	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Martin Cohen	72	Director	2003
Jay J. Miller*	74	Secretary and Director	2003
Lawrence R. Yurdin*	66	Director	1986
Michael L. Goldman*	46	Director	1998

*Member of Audit Committee

Biographies of Directors and Officers

               BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003. Upon the resignation of Mr. Cohen in February 2007, Mr. Zimmerman was also appointed as Treasurer and Principal Financial Officer of the Company. Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm, and is a director on the boards of The Institute for Cancer Research and Molecular Medicine, and the M. and A. Sbarro Family Foundation. Mr. Zimmerman is a Certified Public Accountant. He has over 35 years experience in the merger, acquisition and business combination fields.

               MARTIN COHEN became Chairman of the Board and Treasurer of the Company in July 2003, and assumed the role of principal financial officer in September 2003. Mr. Cohen resigned from his position as Chairman of the Board, Treasurer and Principal Financial Officer in February 2007, but remains as a director of the Company. An experienced private investor, Mr. Cohen is the former manager of Marcon Workouts LLC, the founder and former CEO of Marcon Capital Corporation, a federally licensed Small Business Investment Company, and a former consultant to Credit Suisse and Greenwich Capital Corp., investment banking firms.

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

               MICHAEL L. GOLDMAN has served as a Director of the Company since 1998 and is the former Assistant Secretary of the Company. Mr. Goldman is the Managing Principal of the law firm of Goldman, Gruder & Woods, LLC. Mr. Goldman is also the Vice President, Secretary and a Manager of First Connecticut Capital, LLC, a company engaged in the business of making and servicing mortgage loans.

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

               To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended March 31, 2007.

Audit Committee Financial Expert

               The Board of Directors of the Company has determined that Jay J. Miller qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

               FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2008.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

               The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2005, 2006 and 2007 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-B, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen- sation ($)

Bernard Zimmerman	2007	$ 0	$ 0	$ 24,000 (1)	$ 0	0	$ 0	$ 0
CEO and President	2006	0	0	24,000 (1)	0	0	0	0
	2005	0	0	24,000 (1)	0	0	0	0

Martin Cohen	2007	$ 0	$ 0	$ 24,000 (2)	$ 0	0	$ 0	$ 0
Director	2006	0	0	24,000 (2)	0	0	0	0
	2005	0	0	24,000 (2)	0	0	0	0

(1)	Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman, receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expired on July 1, 2006 and has been authorized by the Board to continue on a month to month basis.

(2)	Mr. Cohen received $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expired on July 1, 2006 and had been authorized by the Board to continue on a month to month basis. The consulting agreement terminated, effective March 31, 2007.

Stock Options

               There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2007 and 2006 to any Named Executives.

Compensation of Directors

               All Directors, except Messr. Zimmerman, are entitled to receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

               The following table, together with the accompanying footnotes, sets forth information, as of May 4, 2007, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, Named Executives, all directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

5% Stockholders

Robert E. Humphreys 64 Alcott Street Acton, MA 01720	114,900	(1)	8.07%	-	114,900	8.07%

John C. Boland 714 St. Johns Road Baltimore, MD 21210	55,515	(2)	3.9%	-	55,515	3.9%

Walter P. Carucci Uncle Mills Partners (formerly Carucci Family Partnership) c/o Carr Securities Corp. 14 Vanderventer Avenue Port Washington, NY 11050	140,000	(5)	9.8%	-	140,000	9.8%

Executive Officers and Directors

Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	188,300	(3)	13.23%	100,000	288,300	18.42%

Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	188,300	(4)	13.23%	100,000	288,300	18.42%

Lawrence R. Yurdin 431B North Trail Stratford, CT 06815	21,707	(6)	1.53%	38,500	60,207	3.85%

Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921		1.19%	26,000	42,921	2.74%

Jay J. Miller 430 East 57th Street New York, NY 10022	-		-	10,000	10,000	0.64%

All directors and executive officers as a group (five persons)	415,228		29.17%	274,500	689,728	44.07%

(1)	Includes shares beneficially owned by members of Mr. Humphreys’ immediate family and affiliated trusts.
(2)	Shares owned by John C. Boland, manager of Remnant Partners L.P., in personal accounts, as per Schedule 13G/A, filed on November 30, 2006.
(3)	Includes shares held by Cohen Profit Sharing Plan, an affiliate of Mr. Cohen.
(4)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(5)	Based upon Schedule 13G/A filed on February 13, 2007, and includes 39,255 shares owned individually by Mr. Carucci as well as the 100,745 shares owned by Uncle Mills Partners. Mr. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually and by Uncle Mills Partners.
(6)	Excludes 7,484 shares held by Mr. Yurdin’s wife, as to which he disclaims beneficial ownership.

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

               Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant, and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. As of April 2006, options to purchase 45,000 shares were outstanding under the 2002 Plan. No options were exercised or canceled during the year ended March 31, 2006 and no compensation cost has been recognized for stock options awarded under the 2002 Plan. At March 31, 2007, 30,000 options were vested.

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

               The following table sets forth, as of the year ended March 31, 2007, information with respect to FCCC’s compensation plans and individual compensation arrangements to which FCCC is a party, if any, under which equity securities of FCCC are authorized for issuance:

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

               The weighted-average remaining contractual life of the outstanding options is approximately 6 years.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               None.

ITEM 13.  EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial Officer

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

               Mahoney Sabol & Company, LLP (“MSC”) was engaged as the Company’s independent public accountants as of October 10, 2003. MSC billed, and will bill, the Company an aggregate of $7,500 for the audit of the financial statements for the years ended March 31, 2007 and 2006. Additionally, MSC billed the Company an aggregate of $6,000 for the reviews of the Company’s financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended June 30, 2006, September 30, 2006and December 31, 2006, respectively.

Audit-Related Fees

               None.

Tax Fees

               MSC billed, and will bill, an aggregate of $1,500 for the preparation of required federal and state income tax filings for the years ended March 31, 2007 and 2006, respectively.

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

FCCC, INC.

By:

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer
Dated: June 4, 2007

               In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer
Dated: June 4, 2007
/s/ Martin Cohen

Name: Martin Cohen
Title: Director
Dated: June 4, 2007

/s/ Jay J. Miller

Name: Jay J. Miller
Title: Secretary and Director
Dated: June 4, 2007

/s/ Lawrence R. Yurdin

Name: Lawrence R. Yurdin
Title: Director
Dated: June 4, 2007

/s/ Michael L. Goldman

Name: Michael L. Goldman
Title: Director
Dated: June 4, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial Officer