Form 10QSB
period 2007-06-30
FCCC INC
filed 2007-08-08
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of August 8, 2007, was: 1,423,382

Transitional Small Business Format: Yes |_|   No |X|

FCCC, INC.

FORM 10-QSB

ii

ITEM 1.  FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of June 30, 2007 and March 31, 2007
(Dollars in thousands, except share data)

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,602	$1,605
Accrued interest receivable	11	6

Total current assets	1,613	1,611

Other assets	1	1

TOTAL ASSETS	$1,614	$1,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	15	11

Total current liabilities	15	11

Commitments and contingencies	-	-

TOTAL LIABILITIES	15	11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,423,382 shares	712	712
Additional paid-in capital	9,330	9,330
Accumulated deficit	(8,443)	(8,441)

Total stockholders' equity	1,599	1,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,614	$1,612

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,

	2007	2006

Income:
Interest income	$19	$19

Total income	19	19

Expense:
Operating and administrative expenses	16	21
Legal expenses	3	3

Total expense	19	24

Income (loss) before income taxes	-	(5)
Income tax expense	2	-

NET INCOME (LOSS)	$(2)	$(5)

Per share of common stock:
Basic	$-	$-

Diluted	$-	$-

Weighted average common shares outstanding:
Basic	1,423,382	1,423,382
Diluted	1,582,886	1,577,275

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2007
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss for the three months ended June 30, 2007 (unaudited)	-	-	-	(2)	(2)

Balance, June 30, 2007 (unaudited)	1,423,382	$712	$9,330	$(8,443)	$1,599

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,

	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(2)	$(5)

Income (loss)	(2)	(5)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(5)	5
Accounts payable and accrued expenses	4	(9)

Net cash provided by (used in) operating activities	(3)	(9)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(3)	(9)
Cash and cash equivalents, beginning of period	1,605	1,628

Cash and cash equivalents, end of period	$1,602	$1,619

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$(3)	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2008 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

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

NOTE B — RELATED PARTY TRANSACTIONS

The Company had two executive officers, one of whom has a consulting arrangement with the Company. Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis. Mr. Martin Cohen, currently a director of the Company, had a similar consulting agreement. Effective March 31, 2007, the Consulting Agreement by and between the Company and Mr. Cohen, entered into on July 1, 2003 (the “Cohen Consulting Agreement”), which provided for monthly payments of $2,000 to Mr. Cohen plus reasonable and necessary out-of-pocket expenses was terminated. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

During the quarter ended June 30, 2007, the Company accrued for its four outside directors a total of $1,200 in connection with board and audit committee attendance for the quarter ended June 30, 2007.

NOTE C – NEW ACCOUNTING POLICY – SHARE BASED AWARDS

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

The Company has not issued any new share based payments during the quarter ended June 30, 2007. In addition, based on analysis of all share-based payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended June 30, 2007 and 2006. Accordingly, the Company has not recorded any compensation cost for the three months ended June 30, 2007 and 2006.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and has been actively seeking merger, acquisition and business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which may result in operating losses that may require the Company to use and thereby reduce its cash balance.

During the quarter ended June 30, 2007, the Company had a loss from operations of $2,000. The loss is attributable to the operational and administrative expenses incurred during the quarter less income interest earned and taxes paid. During the quarter ended June 30, 2006, the loss from operations was $5,000. The net decrease in the current quarter is primarily due to a decrease in operating and administrative expenses of $5,000.

Stockholder’s equity as of June 30, 2007 is $ 1,599,000 as compared to $1,601,000 at March 31, 2007. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2007 of $1,602,000 as compared to $1,605,000 and $1,619,000 at March 31, 2007 and June 30, 2006, respectively. The decrease in cash on hand is due to losses sustained by the Company in those respective periods.

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

FCCC, INC.

By:

Name: Bernard Zimmerman
Title: President and Chief Executive Officer

Dated: August 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
32.1	Section 906 Certification of Chief Executive Officer