Form 10QSB
period 2007-09-30
FCCC INC
filed 2007-11-01
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of October 25, 2007, was: 1,451,382

Transitional Small Business Format: Yes |_|   No |X|

FCCC, INC.

FORM 10-QSB

ii

ITEM 1.   FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of September 30, 2007 and March 31, 2007
(Dollars in thousands, except share data)

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,624	$1,605
Accrued interest receivable	5	6

Total current assets	1,629	1,611

Other assets	1	1

TOTAL ASSETS	$1,630	$1,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$10	$11

Total current liabilities	10	11

Commitments and contingencies	-	-

TOTAL LIABILITIES	10	11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,451,382 shares at September 30, 2007, and 1,423,382 at March 31, 2007	726	712
Additional paid-in capital	9,339	9,330
Accumulated deficit	(8,445)	(8,441)

Total stockholders' equity	1,620	1,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,630	$1,612

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,

	2007	2006

Income:
Interest income	$20	$19

Total income	20	19

Expense:
Operating and administrative expenses	16	20
Legal expenses	3	3

Total expense	19	23

Income (loss) before income taxes	1	(4)
Income tax expense	3	2

NET INCOME (LOSS)	$(2)	$(6)

Per share of common stock:
Basic	$-	$-

Diluted	$-	$-

Weighted average common shares outstanding:
Basic	1,424,295	1,423,382
Diluted	1,555,480	1,562,934

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,

	2007	2006

Income
Interest income	$39	$38

Total income	39	38

Expense:
Operating and administrative expenses	32	41
Legal expenses	6	6

Total expense	38	47

Net income (loss) before income taxes	1	(9)
Income tax expense	5	2

NET INCOME (LOSS)	$(4)	$(11)

Per share of common stock:
Basic	$-	$(0.01)

Diluted	$-	$(0.01)

Weighted average common shares outstanding:
Basic	1,423,841	1,423,382
Diluted	1,557,828	1,573,364

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended September 30, 2007
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Exercise of Stock Options on September 28, 2007	28,000	14	9	-	23

Net loss for the six months ended September 30, 2007 (unaudited)	-	-	-	(4)	(4)

Balance, September 30, 2007 (unaudited)	1,451,382	$726	$9,339	$(8,445)	$1,620

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,

	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(4)	$(11)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	1	5
Accounts payable and accrued expenses	(1)	(7)

Net cash provided by (used in) operating activities	(4)	(13)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Exercise of Stock Options on September 28, 2007	23	-

Net increase (decrease) in cash and cash equivalents	19	(13)
Cash and cash equivalents, beginning of period	1,605	1,628

Cash and cash equivalents, end of period	$1,624	$1,615

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$6	$2

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

NOTE B — RELATED PARTY TRANSACTIONS

The Company had two executive officers, one of whom currently has a consulting arrangement with the Company. Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis. Mr. Martin Cohen, currently a director of the Company, had a similar consulting agreement. Effective March 31, 2007, the Consulting Agreement by and between the Company and Mr. Cohen, entered into on July 1, 2003 (the “Cohen Consulting Agreement”), which provided for monthly payments of $2,000 to Mr. Cohen plus reasonable and necessary out-of-pocket expenses was terminated. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

During the six months ended September 30, 2007, the Company accrued for its four outside directors a total of $2,400 in connection with board and audit committee attendance.

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

The Company has not issued any new share based payments during the six months ended September 30, 2007. In addition, based on analysis of all share-based payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended September 30, 2007 and 2006. Accordingly, the Company has not recorded any compensation cost for the respective periods ended September 30, 2007 and 2006.

On October 1, 2002, the Company granted non-qualified options to purchase 79,500 shares of common stock at a price of $0.82 per share. The options carried a five year life and were fully vested upon issuance. On September 28, 2007 options covering 28,000 common shares were exercised at $0.82 per share for a total of $22,960. The remaining unexercised stock options covering 51,500 shares expired on September 30, 2007.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and has been actively seeking merger, reverse merger, acquisition and business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which may result in operating losses that may require the Company to use and thereby reduce its cash balance.

During the six months ended September 30, 2007, the Company had a net loss of $4,000. The loss is attributable to the operational and administrative expenses incurred during the six months less interest income earned and taxes paid. During the six months ended September 30, 2006, the net loss was $11,000. The net decrease in the current six months is primarily due to a decrease in operating and administrative expenses of $9,000, a small increase in interest income and an increase in taxes paid.

During the three months ended September 30, 2007, the Company had a net loss of $2,000. The loss is attributable to the operational and administrative expenses incurred during the three months less interest income earned and taxes paid. During the three months ended September 30, 2006, the loss from operations was $6,000. The net decrease in the current six months is primarily due to a decrease in operating and administrative expenses of $4,000.

Stockholder’s equity as of September 30, 2007 is $ 1,620,000 as compared to $1,601,000 at March 31, 2007. The net increase is attributable to the net loss incurred by the Company during the six months ended September 30, 2007 offset by the exercise of stock options in the amount of $22,960 on September 28, 2007.

The Company had cash and cash equivalents on hand at September 30, 2007 of $1,624,000 as compared to $1,605,000 and $1,602,000 at March 31, 2007 and June 30, 2007, respectively. The net increase in cash on hand at September 30, 2007 is due to the exercise of stock options in the amount of $22,960 on September 28, 2007, offset by losses sustained by the Company in the six months ended September 30, 2007.

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

FCCC, INC.

By:

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

Dated: November 1, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.