Form 10QSB
period 2007-12-31
FCCC INC
filed 2008-02-06
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of February 1, 2008, was: 1,451,382

Transitional Small Business Format: Yes |_|   No |X|

FCCC, INC.

FORM 10-QSB

ii

ITEM 1.   FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS
As of December 31, 2007 and March 31, 2007
(Dollars in thousands, except share data)

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,624	$1,605
Accrued interest receivable	2	6

Total current assets	1,626	1,611

Other assets	1	1

TOTAL ASSETS	$1,627	$1,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$11	$11

Total current liabilities	11	11

Commitments and contingencies	—	—

TOTAL LIABILITIES	11	11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,451,382 shares at December 31, 2007, and 1.423,382 at March 31, 2007	726	712
Additional paid-in capital	9,339	9,330
Accumulated deficit	(8,449)	(8,441)

Total stockholders' equity	1,616	1,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,627	$1,612

See notes to financial statements.

FCCC, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2007	2006

Income:
Interest income	$19	$20

Total income	19	20

Expense:
Operating and administrative expenses	19	20
Legal expenses	3	3

Total expense	22	23

Net Income (loss) before income taxes	(3)	(3)
Income tax expense	$1	$—

NET INCOME (LOSS)	$(4)	$(3)

Per share of common stock:
Basic	$—	$—

Diluted	$—	$—

Weighted average common shares outstanding:
Basic	1,451,382	1,423,382
Diluted	1,577,655	1,549,760

See notes to financial statements.

FCCC, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended December 31,

	2007	2006

Income
Interest income	$58	$58

Total income	58	58

Expense:
Operating and administrative expenses	51	61
Legal expenses	9	9

Total expense	60	70

Net income (loss) before income taxes	(2)	(12)
Income tax expense	6	2

NET INCOME (LOSS)	$(8)	$(14)

Per share of common stock:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	1,433,055	1,423,382
Diluted	1,564,556	1,562,934

See notes to financial statements.

FCCC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended December 31, 2007
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Exercise of Stock Options on September 28, 2007	28,000	14	9	—	23

Net loss for the nine months ended December 31, 2007 (unaudited)	—	—	—	(8)	(8)

Balance, December 31, 2007 (unaudited)	1,451,382	$726	$9,339	$(8,449)	$(1,616)

See notes to financial statements.

FCCC, INC
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended December 31,

	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(8)	$(14)

Income (Loss)		(14)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	4	(2)
Accounts payable and accrued expenses	—	(7)

Net cash provided by (used in) operating activities	(4)	(23)

Cash Flows From Investing Activities:	0	0

Cash Flows From Financing Activities:
Exercise of Stock Options on September 28, 2007	23	—

Net increase (decrease) in cash and cash equivalents	19	(23)
Cash and cash equivalents, beginning of period	1,605	1,628

Cash and cash equivalents, end of period	$1,624	$1,605

Supplemental cash flow disclosures:
Cash payments of interest	$—	$—
Cash payments of income taxes	$6	$2

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

During the nine months ended December 31, 2007, the Company paid for its current four outside directors a total of $8,100 in connection with board and audit committee attendance.

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

The Company has not issued any new share based payments during the nine months ended December 31, 2007. In addition, based on analysis of all share-based payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended December 31, 2007 and 2006. Accordingly, the Company has not recorded any compensation cost for the respective periods ended December 31, 2007 and 2006.

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

Please review the Company’s Form 10-KSB for the year ended March 31, 2007 for a listing of other outstanding options.

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

During the nine months ended December 31, 2007, the Company had a net loss of $8,000. The loss is attributable to the operational and administrative expenses incurred during the nine months less interest income earned and taxes paid. During the nine months ended December 31, 2006, the net loss was $14,000. The decrease in the net loss in the current nine months is primarily due to a decrease in operating and administrative expenses of $10,000, no change in interest income and an increase in taxes paid.

During the three months ended December 31, 2007, the Company had a net loss of $4,000. The loss is attributable to the operational and administrative expenses incurred during the three months less interest income earned and taxes paid. During the three months ended December 31, 2006, the loss from operations was $3,000. The net increase in the current nine months is primarily due to small decreases in operating and administrative expenses, interest income and an increase in taxes paid.

Stockholder’s equity as of December 31, 2007 is $1,616,000 as compared to $1,601,000 at March 31, 2007. The net increase is attributable to the exercise of stock options in the amount of $22,960 on September 28, 2007, offset by the net loss incurred by the Company during the nine months ended December 31, 2007.

The Company had cash and cash equivalents on hand at December 31, 2007 of $1,624,000 as compared to $1,605,000 and $1,624,000 at March 31, 2007 and September 30, 2007, respectively. The net increase in cash on hand at December 31, 2007 is due to the exercise of stock options in the amount of $22,960 on September 28, 2007, offset by losses sustained by the Company in the nine months ended December 31, 2007.

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

Dated: February 6, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.