Form 10KSB
period 2008-03-31
FCCC INC
filed 2008-06-26
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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
Yes |_|   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes |_|   No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  Large accelerated filer |_|     Accelerated filer |_|     Non-accelerated filer |_|
     Smaller Reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|   No |_|

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB.    |_|

State issuer's revenues for its most recent fiscal year ended March 31, 2008: $73,000

As of May 22, 2008, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $808,860.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of May 22, 2008, was: 1,561,022.

Transitional Small Business Format:    Yes |_|   No |X|

FCCC, INC.

FORM 10-KSB

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

                FCCC, Inc. was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut, Telephone Number 203-855-7700. FCCC is authorized to issue 22,000,000 shares of common stock, without par value, stated value $.50 per share. The Company currently has 1,561,022 shares of common stock issued and outstanding at May 22, 2008.

                The Company has had limited operations since June 30, 2003. Such operations consist of a search for an appropriate transaction such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

                Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition reverse merger or business combination candidate.

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

                The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a transaction, the Company analyzes all available factors and makes a determination based on a composite of available facts, without reliance on any single factor.

                It is impossible to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of FCCC with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of FCCC following a reorganization or other financial transaction. As part of such a transaction, some or all of FCCC’s existing directors may resign and new directors may be appointed. The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

                The Company may also be subject to increased governmental regulation following a transaction; however, it is impossible to predict the nature or magnitude of such increased regulation, if any.

                The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

Competition

                FCCC is in direct competition with many other entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, SPAC’s, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which FCCC could consider. Many of these competing entities also possess significantly greater experience and contacts than FCCC’s management. Moreover, FCCC also competes with numerous other companies similar to it for such opportunities.

Employees and Consultants

                The Company currently has no employees. The Company has one executive officer, who has a consulting arrangement with the Company. Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month to month basis. Mr. Martin Cohen currently a director of the Company, had a similar consulting agreement. The Consulting Agreement by and between the Company and Mr. Cohen, entered into on July 1, 2003 (the “Cohen Consulting Agreement”), which provided for monthly payments of $2,000 to Mr. Cohen plus reasonable and necessary out-of-pocket expenses was terminated effective March 31, 2007. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

ITEM 2.  DESCRIPTION OF PROPERTY.

                The Company leases office space located at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut from an unaffiliated party pursuant to a month-to-month arrangement at a charge of $500 per month.

ITEM 3.  LEGAL PROCEEDINGS.

                There are no legal proceedings which are pending or have been threatened against the Company or any officer, director or control person of which management is aware at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter or the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

                The Company’s common stock is traded over the counter, and the bid and ask prices of the Company’s stock are quoted on the OTC Bulletin Board under the symbol FCIC. Following are the low sales and high sales prices for the Company’s common stock during the fiscal years ended March 31, 2008 and 2007 as quoted on the OTC Bulletin Board:

PLEASE GO TO PAGE 4

FY Ended March 31, 2008	Low	High

First Quarter	$ 1.10	$ 1.25
Second Quarter	1.08	1.12
Third Quarter	1.05	1.10
Fourth Quarter	0.95	1.25

FY Ended March 31, 2007	Low	High

First Quarter	$ 1.10	$ 1.15
Second Quarter	0.93	1.11
Third Quarter	0.94	1.10
Fourth Quarter	1.02	1.20

                The above quotations do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commission and may not represent actual transactions.

                On May 22, 2008, the closing bid price for the Company’s common stock was $1.06 per share.

Holders

                The approximate number of stockholders of record of the Company on May 22, 2008 was 1,200. The number of shares of the Company’s common stock outstanding as of May 22, 2008 was 1,561,022.

Dividends

                The Company did not declare or pay any dividends during the fiscal years ended March 31, 2008 and 2007. The Company may or may not pay cash dividends in the future. The Company may, however, pay a cash dividend as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

                The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see PART I, Current Business.

                Additionally, pursuant to the terms of a Stock Purchase Agreement that the Company entered into in mid 2003 with Mr. Martin Cohen and Mr. Bernard Zimmerman, or their affiliates, in the event that the Company had not consummated an appropriate transaction or series of transactions (defined as having an aggregate value in excess of $750,000) by June 30, 2006, subject to a three (3) month extension (the “Transaction Date”), then upon the request of the holders of twenty percent (20%) or more of the outstanding stock of the Company held by non-affiliates of management, the Company would schedule a meeting of stockholders and solicit proxies pursuant to which the stockholders would vote on whether to dissolve and liquidate the Company or take some other appropriate action. The Transaction Date has lapsed and to date no request has been made by the shareholders for the dissolution and liquidation of the Company. The Stock Purchase Agreement also provided that all shares held by management shall be voted in the same proportion as the non-management shares with respect to such vote.

Results of Operations

                Prior to June 30, 2003, the Company was engaged in the mortgage banking business. Since that date, the Company has had limited operations, consisting of a search for a suitable transaction such as an acquisition merger, reverse merger or other business combination with an operating business. See “Description of Business – Page 1".

                For the years ended March 31, 2008 and 2007, the Company received interest income of $73,000 and $77,000, respectively. The decrease in interest income resulted from lesser interest rates received on invested funds which were approximately the same in both years.

                The Company’s operations resulted in a loss of $12,000 for the year ended March 31,2008 as compared to a loss of $25,000 for the year ended March 31, 2007. The decrease in the loss is attributable to the following factors (a) a decrease in interest income of approximately $4,000, offset by (b) decreased operating expenses incurred during fiscal 2008 of approximately $20,000.

                Income taxes paid in the fiscal year ended March 31, 2008 was $7,000 compared to $4,000 in the fiscal year ended March 31, 2007.

                Stockholders’ equity as of March 31, 2008 and 2007 was $1,612,000 and $1,601,000, respectively.
                       (see Liquidity Below)

Liquidity and Capital Resources

                FCCC had cash and cash equivalents on hand at March 31, 2008 and 2007 of $1,622,000 and $1,605,000, respectively. FCCC had no other assets to meet ongoing expenses or debts that may accumulate. FCCC had liabilities of $11,000 at both March 31, 2008 and 2007, respectively. The net increase in cash and cash equivalents on hand is due to the exercise of stock options in the amount of $22,960 offset by losses sustained by the Company in the fiscal year ended March 31, 2008.

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

                FCCC paid no cash dividends in the fiscal years ended March 31, 2008 and 2007.

                The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

Recent Accounting Changes and New Accounting Pronouncements

                See PART I, Item 7, Financial Statements and accompanying notes thereto.

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	7-8
FINANCIAL STATEMENTS:
Balance Sheets	9
Statements of Operations	10
Statements of Changes in Stockholders' Equity	11
Statements of Cash Flows	12
Notes to Financial Statements	13-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders’ of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of FCCC, Inc as of March 31, 2007, were audited by other auditors whose report dated May 30, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2008, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Braver P.C.

Certified Public Accountants
Providence, Rhode Island

June 18, 2008

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

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

May 30, 2007

FCCC, INC.

BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,622	$1,605
Accrued interest receivable	$-	$6

Total current assets	$1,622	$1,611

Other assets	$1	$1

TOTAL ASSETS	$1,623	$1,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$11	$11

Total current liabilities	$11	$11

Commitments and contingencies	-	-

TOTAL LIABILITIES	$11	$11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,451,382 shares at March 31, 2008 and 1,423,382 shares at March 31, 2007	$726	$712
Additional paid-in capital	$9,339	$9,330
Accumulated deficit	$(8,453)	$(8,441)

Total stockholders' equity	$1,612	$1,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,623	$1,612

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Years Ended March 31,

	2008	2007

Income:
Interest income	$73	$77

Total income	$73	$77

Expense:
Legal expenses	$12	$12
Operating and administrative expenses	$66	$86

Total expense	$78	$98

Income (loss) before income taxes	$(5)	$(21)
Income tax expense	$7	$4

NET INCOME (LOSS):	$(12)	$(25)

Basic and diluted earnings (loss) per share:	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	1,437,574	1,423,382

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss - Year ended March 31, 2007	-	-	-	(25)	(25)

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008				(12)	(12)

Exercise of Stock Options - September 2007	28,000	14	9	-	23

Balance, March 31, 2008	1,451,382	$726	$9,339	$(8,453)	$1,612

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,

	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(12)	$(25)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Decrease (increase) in assets:
Accrued interest receivable	$6	$5
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	$-	$(3)

Net cash (used) by operating activities	$(6)	$(23)

Cash Flows From Investing Activities:	$-	$-

Net Cash Flows From Financing Activities:
Exercise of Stock Options (September 28, 2007)	$23	$-

Net cash provided by financing activities	$23	$-

Net (decrease) increase in cash and cash equivalents	$17	$(23)

Cash and cash equivalents, beginning of year	$1,605	$1,628

Cash and cash equivalents, end of year	$1,622	$1,605

Supplemental cash flow disclosures:
Cash payments of income taxes	$7	$4
Cash payment of interest:	$-	$-

See notes to financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                The Company maintains cash balances at one financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each institution. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2008 and 2007, the Company had uninsured cash balances totaling $1,500,000 and $1,438,000, respectively.

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

                Basic and diluted income (loss) per common share was calculated using the following number of shares:

	2008	2007

Weighted average number of shares outstanding-common	1,437,534	1,423,382

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

Common Stock Warrants:

                In June 2003, the Company issued 5-year Warrants (subject to registration rights under certain circumstances) to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant exercise price was adjusted to $.50 per share as a result of the payment of a $.50 per share cash dividend during September 2003. No warrants were exercised or cancelled during the years ended March 31, 2008 and March 31, 2007. See Note 6 – Subsequent Events, concerning information on the exercise of these warrants in April and May of 2008.

New Pronouncements:

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

                In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

NOTE 2 – FINANCIAL INSTRUMENTS:

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

NOTE 3 – STOCK OPTIONS

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

Options granted pursuant to the 1999 Plan:

                On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant. Options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the years ended March 31, 2008 and 2007 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

Options granted pursuant to the 2002 Plan:

                On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. During the years ended March 31, 2008 and 2007, 45,000 and 30,000, respectively, of these options became vested. No options were exercised or canceled during the years ended March 31, 2008 and 2007 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Other Options:

                On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares (Other Options), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The options expire five years from the date of grant and vest immediately. None of these options was exercised or cancelled during the year ended March 31, 2007, and no compensation cost has been recognized for these options. On September 28, 2007, during the Company’s fiscal year ended March 31, 2008 options for 28,000 shares were exercised. All non-exercised options expired on September 30, 2007.

                The weighted-average remaining contractual life of the outstanding options is approximately 5 years.

                During fiscal 2008 and 2007, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE
                   SHEET RISK:

                On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut from an unaffiliated party for $500 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2008 and 2007, respectively.

                On July 1, 2003, the Company entered into consulting agreements with the Company’s President and the then Chairman of the Board, or their affiliates. The agreements terminated on July 1, 2006 as defined, and stipulated monthly payments of $2,000 to each consultant plus reasonable and necessary out-of-pocket expense. Fees related to these agreements totaled $24,000 and $48,000 for the years ended March 31, 2008 and 2007 respectively. The Board authorized the extension of the consulting agreements, on a month to month basis, on terms and conditions substantially similar to those of the previous agreements. The consulting agreement with Mr. Martin Cohen, a current director and former Chairman of the Board, terminated, effective March 31, 2007. See “Page 2 – Employees and Consultants” for additional information.

NOTE 5 – INCOME TAXES:

                The income tax provision consists of the following for the years ended March 31, 2008 and 2007:

	2008	2007

Current expense:
Federal	$-	$-
State (tax on capital)	$7,000	$4,000

Total current	$7,000	$4,000

Deferred expense:
Federal	$-	$-
State	-	-

Total deferred	-	-

Total tax provision	$7,000	$4,000

                At March 31, 2008 and 2007, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

                At March 31, 2008, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $8,120,000 be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. If not used, these carry forwards will begin to expire in 2009. No tax benefits have been recognized in these financial statements. Provisions for any deferred federal and state tax liabilities are immaterial to these financial statements.

	March 31,
	2008	2007

Net Operating Losses	$8,120,000	$8,110,000

Valuation Allowance	(8,120,000)	(8,110,000)

	$-	$-

NOTE 6 – SUBSEQUENT EVENTS:

                In April 2008 and May 2008, respectively, all outstanding Warrants (200,000) were exercised through the cashless exercise provisions of the Warrants resulting in 53,600 and 56,140 common shares being issued to Bernard Zimmerman, President and Martin Cohen, a Director of the Company respectively or their affiliates.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                On December 31, 2007, FCCC, Inc. (the “Company”) accepted the resignation of its previous independent accountants, Mahoney, Sabol & Company, LLP. (the “Previous Accountants”), and on January 4 ,2008, engaged Braver, P.C. (the “New Accountants”) as the Company’s new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended March 31, 2008.

                The reports of the Previous Accountants on the Company’s financial statements for each of the Company’s fiscal years ended March 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                The decision to change independent accountants was approved by the Board of Directors of the Company.

                During the period from April 1, 2005 through December 31, 2007, no events described in Item 304(a)(l)(iv) of Regulation S-B promulgated by the Securities and Exchange Commission occurred with respect to the Company.

                During the fiscal years March 31, 2006 and 2007, and through December 31, 2007, the Company had no disagreement with the Previous Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Previous Accountants, would have caused the Previous Accountants to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such fiscal periods.

                During the period from April 1, 2005 through December 31, 2007, the Company did not consult with the New Accountants regarding (1) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered with respect to the Company’s financial statements for which advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (2) any matter that was either the subject of a “disagreement” or a response to items 304(a)(l)(iv) of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

                The Company’s Chief Executive Officer who is also the Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 8B.  OTHER INFORMATION.

                None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

                The directors and executive officers of the Company as of March 31, 2008 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	75	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Martin Cohen	73	Director	2003
Jay J. Miller*	75	Secretary and Director	2003
Lawrence R. Yurdin*	67	Director	1986
Michael L. Goldman*	47	Director	1998

*Member of Audit Committee

Biographies of Directors and Officers

                BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003. Upon the resignation of Martin Cohen in February, 2007, Mr. Zimmerman was also appointed as Treasurer and Principal Financial Officer of the Company. Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm. Mr. Zimmerman is a Certified Public Accountant and has over 35 years experience in the merger, acquisition and business combination fields. Since August 2007 and July 2004 respectively, Mr. Zimmerman also serves as Chairman of the Board, President, Chief Executive Officer and Treasurer of St. Lawrence Seaway Corporation and GVC Venture Corp., companies engaged in seeking mergers, reverse mergers, acquisitions, or other business combinations and financial transactions. Mr. Zimmerman also served as a Director and member of the audit committee of Sbarro, Inc. for more than 20 years until January 2007.

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

                JAY J. MILLER became Secretary and a Director of FCCC in July 2003. Mr. Miller is an attorney in private practice, and serves as a director on the board of AmTrust Financial Services, Inc., an insurance holding company and its affiliated property and casualty insurance companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934 requires FCCC’s officers and directors, and persons who own more than five percent (5%) of a registered class of FCCC’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than five percent (5%) stockholders are required by SEC regulations to furnish FCCC with copies of all Section 16(a) forms they file.

                To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than five percent (5%) stockholders were complied with during the fiscal year ended March 31, 2008.

Audit Committee Financial Expert

                The Board of Directors of the Company has determined that Jay J. Miller qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

                FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2009.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

                The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2006, 2007 and 2008 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-B, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation

					Awards		Payouts

Name and Principal Position	Fiscal Year Ended March 31	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen- sation ($)

Bernard Zimmerman	2008	$ 0	$ 0	$ 24,000 (1)	$ 0	0	$ 0	$ 0
CEO and President	2007	0	0	24,000 (1)	0	0	0	0
	2006	0	0	24,000 (1)	0	0	0	0

Martin Cohen	2008	$ 0	$ 0	$ -	$ 0	0	$ 0	$ 0
Director	2007	0	0	24,000 (2)	0	0	0	0
	2006	0	0	24,000 (2)	0	0	0	0

(1)	Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman, receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expired on July 1, 2006 and has been authorized by the Board to continue on a month to month basis.

(2)	Mr. Cohen received $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expired on July 1, 2006 and had been authorized by the Board to continue on a month to month basis. The consulting agreement terminated, effective March 31, 2007.

Stock Options

                There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2008 and 2007 to any named executives.

Compensation of Directors

                All Directors, except Mr. Zimmerman, are entitled to receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

                The members of the board as a group, except Mr. Zimmerman, received director fees of $10,500 in total for the fiscal year ended March 31, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

                The following table, together with the accompanying footnotes, sets forth information, as of May 22, 2008, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options Exercisable Within 60 Days	Total	Percent of Class - Total

5% Stockholders

Robert E. Humphreys P. O. Box 990423 Boston, MA 02199	114,900	(1)	7.36%	-	114,900	7.36%

Jay Gottlieb 27 Misty Brook Lane New Fairfield, CT 06812	78,008	(2)	5.00%	-	78,008	5.00%

Walter P. Carucci Uncle Mills Partners (formerly Carucci Family Partnership) c/o Carr Securities Corp. 14 Vanderventer Avenue Port Washington, NY 11050	190,169	(5)	12.18%	-	190,169	12.18%

Executive Officers and Directors

Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	244,440	(3)	15.66%	-	244,440	15.66%

Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	241,800	(4)	15.49%	-	241,800	15.49%

Lawrence R. Yurdin 431B North Trail Stratford, CT 06815	21,707	(6)	1.39%	43,500	65,207	4.06%

Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921		1.08%	31,000	47,921	3.01%

Jay J. Miller 430 East 57th Street New York, NY 10022	-		-	15,000	15,000.95%

All directors and executive officers as a group (five persons)	524,868		33.62%	89,500	614,368	37.22%

(1)	Includes shares beneficially owned by members of Mr. Humphreys’ immediate family and affiliated trusts.
(2)	Shares owned by Jay Gottlieb, as per Schedule 13G , filed on January 17, 2008.
(3)	Includes shares held by Cohen Profit Sharing Plan, an affiliate of Mr. Cohen.
(4)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(5)

Based upon Schedule 13G/A filed on February 13, 2008, and includes 80,669 shares owned individually by Mr. Carucci as well as the 100,745 shares owned by Uncle Mills Partners, and 8,755 shares owned by Carr Securities Corp. Mr. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually by Uncle Mills Partners and by Carr Securities Corp.

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

                Options granted pursuant to the 1999 Plan: On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. Accordingly, as of March 31, 2008, options to purchase 45,500 shares were outstanding under the 1999 Plan. No options were exercised or canceled during the year ended March 31, 2008 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

                Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant, and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. As of March 31, 2008, options to purchase 45,000 shares were outstanding under the 2002 Plan. No options were exercised or canceled during the year ended March 31, 2008 and no compensation cost has been recognized for stock options awarded under the 2002 Plan. At March 31, 2008, 45,000 options were vested.

Other Options

                On October 1, 2002, the Company granted non-qualified options to purchase an aggregate of 79,500 shares (“Other Options”), at an exercise price of $0.82 per share, to certain then-current and former employees, officers and directors of the Company, whose options had or were to have terminated as a result of the Asset Sale. The Company issued the Other Options in consideration of the efforts of the grantees in connection with the Asset and Stock Sales and their continued cooperation with and assistance to the Company after the closing of those transactions. The granting of the Other Options was approved by the stockholders of the Company at the June 3, 2003 Annual Stockholders Meeting. The terms and conditions of the Other Options are identical to the terms and conditions of the options issued under the Plans, except that they have not terminated upon the respective holders thereof ceasing to be “Eligible Persons” under the Plans. Using the Black-Scholes method of valuation, the aggregate value of the Other Options at the time of their grant was $24,645. On September 28, 2007 options for 28,000 shares were exercised. On September 30, 2007 all unexercised options expired.

                The following table sets forth, as of the year ended March 31, 2008, information with respect to FCCC’s compensation plans and individual compensation arrangements to which FCCC is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1999 Stock Option Plan	44,500	$ 0.64	105,500
2002 Stock Option Plan	45,000	$ 1.05	105,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	89,500	$ 0.83	210,500

                The weighted-average remaining contractual life of the outstanding options is approximately 5 years.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                None.

ITEM 13.  EXHIBITS. (see page 25)

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

                Mahoney Sabol & Company, LLP (“MSC”) was engaged as the Company’s independent public accountants as of October 10, 2003. MSC billed the Company an aggregate of $7,500 for the audit of the financial statements for the years ended March 31, 2007 and 2006. Additionally, MSC billed the Company an aggregate of $6,000 for the reviews of the Company’s financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended June 30, 2006, September 30, 2006 and December 31, 2006, respectively. MSC also billed the Company an aggregate of $4,000 for the review of the Company’s financial statements included in each of Form 10QSB for the fiscal quarter ended June 30, 2007 and September 30, 2007. See Item 8 – Change of Accountants for information concerning the appointment of Braver P.C. as the auditors for the Company, effective January 4, 2008. Braver billed the Company $2,000 for a review of the Company’s financial statements included in the Company’s 10QSB for the fiscal quarter ended December 31, 2007 and will bill the Company $7,500 for the audit of the Company’s financial statements to be included in the Company’s 10KSB for the year ended March 31, 2008.

Audit-Related Fees

                None.

Tax Fees

                MSC billed an aggregate of $1,500 for the preparation of required federal and state income tax filings for the years ended March 31, 2007 and 2006, respectively. Braver will bill the Company $1,500 for the preparation of required federal and state income tax filings for the year ended March 31, 2008.

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

FCCC, INC.
Dated: June 26, 2008

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

                In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 26, 2008

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

Dated: June 26, 2008	/s/ Martin Cohen

Name: Martin Cohen
Title: Director

Dated: June 26, 2008	/s/ Jay J. Miller

Name: Jay J. Miller
Title: Secretary and Director

Dated: June 26, 2008	/s/Lawrence R. Yurdin

Name: Lawrence R. Yurdin
Title: Director

Dated: June 26, 2008	/s/ Michael L. Goldman

Name: Michael L. Goldman
Title: Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002