Form 10-Q
period 2008-06-30
FCCC INC
filed 2008-08-05
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of July 31, 2008, was: 1,561,022

Transitional Small Business Format: Yes |_|   No |X|

FCCC, INC.

FORM 10-Q

ii

ITEM 1.   FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,603	$1,622
Accrued interest receivable	6	–

Total current assets	1,609	1,622

Other assets	1	1

TOTAL ASSETS	$1,610	$1,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	9	11

Total current liabilities	9	11

Commitments and contingencies	–	–

TOTAL LIABILITIES	9	11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,561,022 shares at June 30, 2008 and 1,451,382 shares at March 31, 2008	781	726
Additional paid-in capital	9,284	9,339
Accumulated deficit	(8,464)	(8,453)

Total stockholders' equity	1,601	1,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,610	$1,623

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,

	2008	2007

Income:
Interest income	$9	$19

Total income	9	19

Expense:
Operating and administrative expenses	17	16
Legal expenses	3	3

Total expense	20	19

Income (loss) before income taxes	(11)	–
Income tax expense	–	(2)

NET INCOME (LOSS)	$(11)	$(2)

Basic and Diluted earning (loss) per share	$(0.01)	$–

Weighted average common shares outstanding:
Basic and Diluted	1,514,331	1,423,382

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2008
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss - Year ended March 31, 2007 (audited)	–	–	–	(25)	(25)

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	–	–	–	(12)	(12)

Exercise of Stock Options - September 2007	28,000	14	9	–	23

Balance, March 31, 2008	1,451,382	$726	$9,339	$(8,453)	$1,612

Net loss for the three months ended June 30, 2008				(11)	(11)

Exercise of Warrants April - May 2008	109,640	55	(55)	–	–

Balance, June 30, 2008	1,561,022	$781	$9,284	$(8,464)	$1,601

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,

	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(11)	$(2)

Income (loss)	(11)	(2)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(6)	(5)
Accounts payable and accrued expenses	(2)	4

Net cash provided by (used in) operating activities	(19)	(3)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:	–	–

Net increase (decrease) in cash and cash equivalents	(19)	(3)
Cash and cash equivalents, beginning of period	1,622	1,605

Cash and cash equivalents, end of period	$1,603	$1,602

Supplemental cash flow disclosures:
Cash payments of interest	$–	$–
Cash payments of income taxes	$–	$(3)

See notes to financial statements.

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The accompanying condensed financial statements of FCCC, Inc. (the “Company”), formerly known as The First Connecticut Capital Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2009 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

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

During the quarter ended June 30, 2008, the Company accrued for its four outside directors a total of $2,400 in connection with board and audit committee attendance for the quarter ended June 30, 2008.

NOTE C — EXERCISE OF WARRANTS

In April 2008 and May 2008, respectively, all outstanding Warrants (200,000) were exercised through the cashless exercise provisions of the Warrants resulting in 53,500 and 56,140 common shares being issued to Bernard Zimmerman, President and Martin Cohen, a Director of the Company respectively or their affiliates.

NOTE D — NEW PRONOUNCEMENTS AND SHARE BASED AWARDS

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

Share Based Awards:

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

During the quarter ended June 30, 2008, the Company had a loss from operations of $11,000. The loss is attributable to the operational and administrative expenses incurred during the quarter less interest income earned and taxes paid. During the quarter ended June 30, 2007, the loss from operations was $2,000. The net increase in the loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds.

Stockholder’s equity as of June 30, 2008 is $1,601,000 as compared to $ 1,612,000 at March 31, 2008. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2008 of $1,603,000 as compared to $1,622,000 and $1,602,000 at March 31, 2008 and June 30, 2007, respectively. The decrease in cash on hand is due to losses sustained by the Company in those respective periods offset by the cash received upon the exercise of stock options in the second quarter of 2009 and the increase in accrued interest receivable in the current quarter.

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

FCCC, INC.

By:

Name: Bernard Zimmerman
Title: President and Chief Executive Officer
Dated: August 5, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
32.1	Section 906 Certification of Principal Financial Officer