Form 10-Q
period 2008-09-30
FCCC INC
filed 2008-11-07
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" I Rule 12B-2 of the Exchange Act. (Check one)
Larger accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of October 31, 2008, was: 1,561,022

FCCC, INC.

FORM 10-Q

INDEX

		Page

ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets	1
	Statements of Operations	2 - 3
	Statements of Changes in Stockholders' Equity	4
	Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	7

ITEM 3.	CONTROLS AND PROCEDURES	8

	SIGNATURES	9

	EXHIBIT INDEX	10

	EXHIBITS

ii

ITEM 1.   FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,591	$1,622
Accrued interest receivable	2	–

Total current assets	1,593	1,622

Other assets	1	1

TOTAL ASSETS	$1,594	$1,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	9	11

Total current liabilities	9	11

Commitments and contingencies	–	–

TOTAL LIABILITIES	$9	$11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,561,022 shares at September 30, 2008 and 1,451,382 shares at March 31, 2008	781	726
Additional paid-in capital	9,284	9,339
Accumulated deficit	(8,480)	(8,453)

Total stockholders' equity	1,585	1,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,594	$1,623

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,

	2008	2007

Income:
Interest income	$9	$20

Total income	9	20

Expense:
Operating and administrative expenses	20	16
Legal expenses	3	3

Total expense	23	19

(Loss) income before income taxes	(14)	1
Income tax expense	2	3

NET (LOSS)	$(16)	$(2)

Basic and diluted loss per share:	$(0.01)	$–

Weighted average common shares outstanding:
Basic and diluted	1,561,022	1,424,295

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,

	2008	2007

Income:
Interest income	$18	$39

Total income	18	39

Expense:
Operating and administrative expenses	37	32
Legal expenses	6	6

Total expense	43	38

(Loss) income before income taxes	(25)	1
Income tax expense	2	5

NET (LOSS)	$(27)	$(4)

Basic and diluted per share:	$(0.02)	$–

Weighted average common shares outstanding:
Basic and diluted	1,537,804	1,423,841

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended September 30, 2008
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss - Year ended March 31, 2007 (audited)	–	–	–	(25)	(25)

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	–	–	–	(12)	(12)

Exercise of Stock Options - September 2007	28,000	14	9	–	23

Balance, March 31, 2008	1,451,382	$726	$9,339	$(8,453)	$1,612

Net loss for the six months ended September 30, 2008 (unaudited)				(27)	(27)

Exercise of Warrants April - May 2008	109,640	55	(55)	–	–

Balance, September 30, 2008	1,561,022	$781	$9,284	$(8,480)	$1,585

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,

	2008	2007

Cash Flows from Operating Activities:
Net (loss)	$(27)	$(4)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(2)	1
Accounts payable and accrued expenses	(2)	(1)

Net cash (used in) operating activities	(31)	(4)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from exercises of stock options	–	23

Net cash provided by financing activities	–	23

Net (decrease) increase in cash and cash equivalents	(31)	19
Cash and cash equivalents, beginning of period	1,622	1,605

Cash and cash equivalents, end of period	$1,591	$1,624

Supplemental cash flow disclosures:
Cash payments of interest	$–	$–
Cash payments of income taxes	$2	$6

See notes to financial statements.

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

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

NOTE B – RELATED PARTY TRANSACTIONS

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

During the six months ended September 30, 2008, the Company paid its four outside directors a total of $3,600 in connection with board and audit committee attendance for the six months ended September 30, 2008.

NOTE C – EXERCISE OF WARRANTS

In April 2008 and May 2008, respectively, all outstanding Warrants (200,000) were exercised through the cashless exercise provisions of the Warrants resulting in 53,500 and 56,140 common shares being issued to Bernard Zimmerman, President and Martin Cohen, a Director of the Company respectively or their affiliates.

NOTE D – NEW PRONOUNCEMENTS AND SHARE BASED AWARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain items at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. Section 404(a) of the Act requires public companies to report on the effectiveness of their control over financial reporting and Section 404(b) requires public companies to obtain an attest report from their independent registered public accountant about management’s report. The Company is not required to comply with section 404(a) of the Act until the fiscal year ending March 31, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

During the quarter ended September 30, 2008, the Company had a net loss of $(16,000). The loss is attributable to the operational and administrative expenses incurred during the quarter and taxes paid less interest income earned. During the quarter ended September 30, 2007, a net loss was $(2,000). The net increase in the loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds and a small increase in operating expenses.

During the six months ended September 30, 2008, the Company had a net loss of $(27,000), compared to a net loss of $4,000 in the six months ended September 30, 2007. The loss is attributable to the operational and administrative expenses incurred during the quarter, less interest income earned. The Company paid income taxes of $2,000 in the six months ended September 30, 2008, and $5,000 in the six months ended September 30, 2007. The increase in the loss in the current six months is primarily due to a decrease in interest income received due to lower interest rates on invested funds and an increase in administrative and other corporate expenses.

Stockholder’s equity as of September 30, 2008 is $1,585,000 as compared to $ 1,612,000 at March 31, 2008. The decrease is attributable to the net loss incurred by the Company during the six months then ended.

The Company had cash on hand at September 30, 2008 of $1,591,000 as compared to $1,622,000 and $1,624,000 at March 31, 2008 and September 30, 2007, respectively. The decrease in cash on hand is due to losses sustained by the Company in those respective periods.

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
Dated: November 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
32.1	Section 906 Certification of Principal Financial Officer