Form 10KSB/A
period 2008-03-31
FCCC INC
filed 2009-02-04
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Transitional Small Business Format:    Yes |_|   No |X|

2

FCCC, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2008 (the “Original Filing”). The Registrant is filing this Amendment in response to comments received from SEC staff by letters dated December 30, 2008 and January 23, 2009. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this Amendment and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

—————

1.       The following replaces the text set forth below the heading Item 8A Controls and Procedures on Page 17 of the Company’s Annual Report:

Report of Management on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, to provide reasonable assurance to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal controls over financial reporting including those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurances that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the Company’s financial statements.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter and during the fiscal year ended March 31, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

2.       The following text is added below the Report of Management on Internal Controls Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Subsequent to the filing date of our Original Filing, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, we determined that our disclosure controls and procedures per Item 307 of Regulation S-K had a material weakness. In connection with the preparation and filing of our Original Filing, we inadvertently failed to disclose the information required by Item 308T of Regulation S-K regarding management’s annual report on internal control over financial reporting and complete disclosure required by Item 308(c) of Regulation S-K. Accordingly, we determined that our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended. Our plan to remediate the foregoing is to closely monitor and stay abreast of changes and modifications that impact the Company’s reporting obligations and respond accordingly.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.
Dated: February 4, 2009	By:

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4