Form 10-Q/A
period 2008-06-30
FCCC INC
filed 2009-02-04
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

200 Connecticut Avenue Norwalk, Connecticut 06854

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2008 (the “Original Filing”). The Registrant is filing this Amendment is in response to comments received from SEC staff by letters dated December 30, 2008 and January 23, 2009. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

—————

1.       The following text has been added:

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

2.       The following replaces the section entitled “Item 3 Controls and Procedures”:

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Subsequent to the filing date of our Original Filing, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, we determined that our disclosure controls and procedures per Item 307 of Regulation S-K had a material weakness. In connection with the preparation and filing of our Quarterly Report, we inadvertently (i) stated that we evaluated our disclosure controls and procedures within 90 days prior to filing, instead of as of the end of the period covered by the report, (ii) stated that such controls and procedures were “adequate”, rather than “effective”, and (iii) did not provide complete disclosure of changes in our internal controls for the period required by Item 308(c) of Regulation S-K. Based upon the foregoing, we determined that our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended. Our plan to remediate the foregoing is to closely monitor and stay abreast of changes and modifications that impact the Company’s reporting obligations and respond accordingly.

Changes in Internal Controls

During the period covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:

Dated: February 4, 2009		Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002