Form 10-Q/A
period 2008-09-30
FCCC INC
filed 2009-02-04
CIK 730669

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2008 (the “Original Filing”). The Registrant is filing this Amendment is in response to comments received from SEC staff by letters dated December 30, 2008 and January 23, 2009. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

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