Form 10-Q
period 2008-12-31
FCCC INC
filed 2009-02-06
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of January 30, 2009 was: 1,561,022

FCCC, INC.

FORM 10-Q

INDEX

		Page

ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets	1
	Statements of Operations	2 - 3
	Statements of Changes in Stockholders' Equity	4
	Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6 - 7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 3.	CONTROLS AND PROCEDURES	9

	SIGNATURES	10

	EXHIBIT INDEX	11

	EXHIBITS

ii

ITEM 1.   FINANCIAL STATEMENTS.

FCCC, INC.
BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,583	$1,622
Accrued interest receivable	1	–

Total current assets	1,584	1,622

Other assets	1	1

TOTAL ASSETS	$1,585	$1,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	9	11

Total current liabilities	9	11

Commitments and contingencies	–	–

TOTAL LIABILITIES	$9	$11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,561,022 shares at December 31, 2008 and 1,451,382 shares at March 31, 2008	781	726
Additional paid-in capital	9,284	9,339
Accumulated deficit	(8,489)	(8,453)

Total stockholders' equity	1,576	1,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,585	$1,623

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2008	2007

Income:
Interest income	$9	$19

Total income	9	19

Expense:
Operating and administrative expenses	15	19
Legal expenses	3	3

Total expense	18	22

Net loss before income taxes	$(9)	$(3)
Income tax expense	-	1

NET LOSS	$(9)	$(4)

Per share of common stock:
Basic and diluted	$(0.01)	$–

Weighted average common shares outstanding:
Basic and diluted	1,561,022	1,451,382

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended December 31,

	2008	2007

Income:
Interest income	$27	$58

Total income	27	58

Expense:
Operating and administrative expenses	52	51
Legal expenses	9	9

Total expense	61	60

Net loss before income taxes	$(34)	(2)
Income tax expense	2	6

NET LOSS	$(36)	$(8)

Per share of common stock:
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,545,572	1,433,055

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended December 31, 2008
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss - Year ended March 31, 2007 (audited)	–	–	–	(25)	(25)

Balance, March 31, 2007	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	–	–	–	(12)	(12)

Exercise of Stock Options - September 2007	28,000	14	9	–	23

Balance, March 31, 2008	1,451,382	$726	$9,339	$(8,453)	$1,612

Net loss for the nine months ended December 31, 2008 (unaudited)				(36)	(36)

Exercise of Warrants April - May 2008	109,640	55	(55)	–	–

Balance, December 31, 2008	1,561,022	$781	$9,284	$(8,489)	$1,576

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended December 31,

	2008	2007

Cash Flows from Operating Activities:
Net loss	$(36)	$(8)

Adjustments to reconcile net loss to cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(1)	4
Accounts payable and accrued expenses	(2)	-

Net cash used in operating activities	(3)	(4)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Exercise of Stock Options	–	23

Net increase (decrease) in cash and cash equivalents	(39)	19
Cash and cash equivalents, beginning of period	1,622	1,605

Cash and cash equivalents, end of period	$1,583	$1,624

Supplemental cash flow disclosures:
Cash payments of interest	$–	$–
Cash payments of income taxes	$2	$6

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

NOTE B – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2008, the Company paid its four outside directors a total of $5,700 in connection with board and audit committee attendance for the nine months ended December 31, 2008.

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

NOTE D – NEW PRONOUNCEMENTS AND SHARE BASED AWARDS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has not yet adopted the simplified method for “plain vanilla” share options and warrants, but does not expect it to have a material impact on o the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

During the quarter ended December 31, 2008, the Company had a net loss of $(9,000). The loss is attributable to the operational and administrative expenses incurred during the quarter less interest income earned. During the quarter ended December 31, 2007, the net loss was $(4,000). The net increase in the loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds offset by a small decrease in operating expenses.

During the nine months ended December 31, 2008, the Company had a net loss of $(36,000), compared to a net loss of $(8,000) in the nine months ended December 31, 2007. The loss is attributable to the operational and administrative expenses incurred during the quarter, less interest income earned. The Company paid income taxes of $2,000 in the nine months ended December 31, 2008, and $6,000 in the nine months ended December 31, 2007. The increase in the loss in the current nine months is primarily due to a decrease in interest income received due to lower interest rates on invested funds and a small increase in administrative and other corporate expenses.

Stockholder’s equity as of December 31, 2008 is $1,576,000 as compared to $ 1,612,000 at March 31, 2008. The decrease is attributable to the net loss incurred by the Company during the nine months ended December 31, 2008.

The Company had cash on hand at December 31, 2008 of $1,583,000 as compared to $1,622,000 and $1,624,000 at March 31, 2008 and December 31, 2007, respectively. The decrease in cash on hand is primarily due to losses sustained by the Company in those respective periods.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash dividends is subject to the discretion of the Company’s Board of Directors, and at this time the Company has no plans to pay any cash dividends.

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

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Report, the Company’s President, principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:

Bernard Zimmerman
President and Principal Executive Officer and Principal Financial Officer
Dated: February 6, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.