Form 10-K
period 2009-03-31
FCCC INC
filed 2009-06-17
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

(Address of principal executive offices) (Zip Code)

(203) 855-7700

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes |_|   No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company' in Rule 12b-2 of the Exchange Act.  Large accelerated filer |_|     Accelerated filer |_|     Non-accelerated filer |_|
     Smaller Reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|   No |_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.    |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months) or for such shorter period that the registrant was required to submit and post such files).    Yes |_|   No |_|

State issuer's revenues for its most recent fiscal year ended March 31, 2009: $33,000

As of March 31, 2009, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $ 685,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of March 31, 2009, was: 1,561,022.

Transitional Small Business Format:    Yes |_|   No |X|

FCCC, INC.

FORM 10-K

TABLE OF CONTENTS

		Page
FORWARD-LOOKING STATEMENTS

PART I
ITEM 1.	Description of Business	1
ITEM 2.	Description of Property	2
ITEM 3.	Legal Proceedings	2
ITEM 4.	Submission of Matters to a Vote of Security Holders	3

PART II
ITEM 5.	Market for Common Equity and Related Stockholder Matters	3
ITEM 6.	Management's Discussion and Analysis or Plan of Operation	4
ITEM 7.	Financial Statements	6-17
ITEM 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	17
ITEM 8A.	Controls and Procedures	18
ITEM 8B.	Other Information	18

PART III
ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	19
ITEM 10.	Executive Compensation	20
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
ITEM 12.	Certain Relationships and Related Transactions	24
ITEM 13.	Exhibits	24
ITEM 14.	Principal Accountant Fees and Services	25

SIGNATURES		26
EXHIBIT INDEX		27
EXHIBIT 31.1
EXHIBIT 32.1

FORWARD-LOOKING STATEMENTS

                This annual report and other reports issued by FCCC, Inc. (the “Company” or “FCCC”), including reports filed with the Securities and Exchange Commission, may contain “forward-looking” statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that deal with future results, plans or performances. In addition, the Company’s management may make such statements orally, to the media, or to securities analysts, investors or others. Accordingly, forward-looking statements deal with matters that do not relate strictly to historical facts. The Company’s future results may differ materially from historical performance and forward-looking statements about the Company’s expected financial results or other plans are subject to a number of risks and uncertainties. This section and other sections of this report may include factors that could materially and adversely impact the Company’s financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

                FCCC, Inc. was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut, Telephone Number 203-855-7700. FCCC is authorized to issue 22,000,000 shares of common stock, without par value, stated value $.50 per share. The Company currently has 1,561,022 shares of common stock issued and outstanding at March 31, 2009.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

                The Company leases office space and services located at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut from an unaffiliated party pursuant to a month-to-month arrangement at a charge of $500 per month.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

                The Company’s common stock is traded over the counter, and the bid and ask prices of the Company’s stock are quoted on the OTC Bulletin Board under the symbol FCIC. Following are the low sales and high sales prices for the Company’s common stock during the fiscal years ended March 31, 2009 and 2008 as quoted on the OTC Bulletin Board:

FY Ended March 31, 2009	Low	High

First Quarter	$ 1.01	$ 1.10
Second Quarter	0.86	1.10
Third Quarter	0.55	0.94
Fourth Quarter	0.64	1.00

FY Ended March 31, 2008	Low	High

First Quarter	$ 1.10	$ 1.25
Second Quarter	1.08	1.12
Third Quarter	1.05	1.10
Fourth Quarter	0.95	1.25

                The above quotations do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commission and may not represent actual transactions.

                On March 31, 2009, the closing bid price for the Company’s common stock was $0.75 per share.

Holders

                The approximate number of stockholders of record of the Company on March 31, 2009 was 1,200. The number of shares of the Company’s common stock outstanding as of March 31, 2009 was 1,561,022.

Dividends

                The Company did not declare or pay any dividends during the fiscal years ended March 31, 2009 and 2008. The Company may or may not pay cash dividends in the future depending on a number of factors. The Company may, however, pay a cash dividend or other distribution as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders.

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

Results of Operations

                Since June 30, 2003 the Company has had limited operations, consisting of a search for a suitable transaction such as an acquisition merger, reverse merger or other business combination with an operating business. See “Description of Business – Page 1".

                For the years ended March 31, 2009 and 2008, the Company received interest income of $33,000 and $73,000, respectively. The decrease in interest income resulted from lower interest rates received on invested funds which were approximately the same in both years.

                The Company’s operations resulted in a loss of $51,000 for the year ended March 31, 2009 as compared to a loss of $12,000 for the year ended March 31, 2008. The increase in the loss is attributable to the following factors (a) a decrease in interest income of approximately $40,000, and increased corporate governance expenses in fiscal 2009.

                Income taxes paid in the fiscal year ended March 31, 2009 was $3,000 compared to $7,000 in the fiscal year ended March 31, 2008.

                Stockholders’ equity as of March 31, 2009 and 2008 was $1,561,000 and $1,612,000, respectively.
                          (see Liquidity and Capital Resources on next page)

Liquidity and Capital Resources

                FCCC had cash and cash equivalents on hand at March 31, 2009 and 2008 of $1,572,000 and $1,622,000, respectively. FCCC had no other assets to meet ongoing expenses or debts that may accumulate. FCCC had liabilities of $14,000 at March 31, 2009 and $11,000 at March 31, 2008, respectively. The net decrease in cash and cash equivalents on hand is due to the losses sustained by the Company in the fiscal year ended March 31, 2009.

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

                The Company’s cash requirements for the Fiscal Year ending March 31, 2010 are relatively modest, consisting principally of legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934.

                The Company paid no cash dividends in the fiscal years ended March 31, 2009 and 2008.

                The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

Recent Accounting Changes and New Accounting Pronouncements

                See Footnote 1 to the Financial Statements included herein.

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	7
FINANCIAL STATEMENTS:
Balance Sheets	8
Statements of Operations	9
Statements of Changes in Stockholders' Equity	10
Statements of Cash Flows	11
Notes to Financial Statements	12-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders’ of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2009, and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Braver P.C.

Certified Public Accountants
Providence, Rhode Island

Date: June 17, 2009

FCCC, INC.

BALANCE SHEETS
(Audited)
(Dollars in thousands, except share data)

	March 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,572	$1,622
Accrued interest receivable	2	-

Total current assets	1,574	1,622

Other assets	1	1

TOTAL ASSETS	$1,575	$1,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$14	$11

Total current liabilities	14	11

Commitments and contingencies	-	-

TOTAL LIABILITIES	14	11

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,561,022 shares at March 31, 2009 and 1,451,382 shares at March 31, 2008	781	726
Additional paid-in capital	9,284	9,339
Accumulated deficit	(8,504)	(8,453)

Total stockholders' equity	1,561	1,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,575	$1,623

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Audited)
(Dollars in thousands, except share data)

	Years Ended March 31,

	2009	2008

Income:
Interest income	$33	$73

Total income	33	73

Expense:
Legal expenses	12	12
Operating and administrative expenses	69	66

Total expense	81	78

Loss before income taxes	(48)	(5)
Income tax expense	(3)	(7)

Net loss:	$(51)	$(12)

Basic and diluted loss per share:	$(0.03)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,549,381	1,437,574

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Audited)

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006 (audited)	1,423,382	$712	$9,330	$(8,416)	$1,626

Net loss - Year ended March 31, 2007 (audited)	-	-	-	(25)	(25)

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)				(12)	(12)

Exercise of Stock Options - September 2007	28,000	14	9	-	23

Balance, March 31, 2008 (audited)	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,640	55	(55)	-	-

Net Loss - Year ended March 31, 2009 (audited)	-	-	-	(51)	(51)

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Audited)
(Dollars in thousands)

	Years Ended March 31,

	2009	2008

Cash Flows from Operating Activities:
Net loss	$(51)	$(12)

Adjustments to reconcile net loss to cash provided by operating activities:
Decrease (increase) in assets:
Accrued interest receivable	(2)	6
Increase in liabilities:
Accounts payable and accrued expenses	3	-

Net cash used in operating activities	(50)	(6)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Exercise of Stock Options (September 28, 2007)	-	23

Net cash provided by financing activities	-	23

Net (decrease) increase in cash and cash equivalents	(50)	17

Cash and cash equivalents, beginning of year	1,622	1,605

Cash and cash equivalents, end of year	$1,572	$1,622

Supplemental cash flow disclosures:
Cash payments of income taxes	$3	$7
Cash payment of interest:	$-	$-

See notes to financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS
(Audited)
YEARS ENDED MARCH 31, 2009 AND 2008

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

                The Company maintains cash balances at a number of financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2009 and 2008, the Company had uninsured cash balances totaling approximately $750,000 and $1,500,000, respectively.

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

Advertising:

                The Company expenses advertising costs as incurred. Advertising expense from operations was approximately $2,000 and $0 for the years ended March 31, 2009 and 2008.

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

                Basic and diluted loss per common share was calculated using the following number of shares:

	2009	2008

Weighted average number of common shares outstanding	1,549,341	1,437,534

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

Common Stock Warrants:

                In June 2003, the Company issued 5-year Warrants (subject to registration rights under certain circumstances) to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant exercise price was adjusted to $.50 per share as a result of the payment of a $.50 per share cash dividend during September 2003. No warrants were exercised or cancelled during the fiscal year ended March 31, 2008.

                In April 2008 and May 2008, respectively, all outstanding Warrants (200,000) were exercised through the cashless exercise provisions of the Warrants resulting in 53,600 and 56,140 common shares being issued to Bernard Zimmerman, President and Martin Cohen, a Director of the Company respectively or their affiliates.

Recently Issued Accounting Pronouncements:

                In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company’s financial position, results of operations or cash flows.

                In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

                In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

                In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

                In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement”, an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

                In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”, which among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”-Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain items at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

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

Options granted pursuant to the 1999 Plan:

                On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant. Options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the years ended March 31, 2009 and 2008 and no compensation cost has been recognized for stock options awarded under the 1999 Plan. Options totaling 44,500 are currently outstanding under this plan.

Options granted pursuant to the 2002 Plan:

                On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. All options are currently vested. No options were exercised or canceled during the years ended March 31, 2009 and 2008 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

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

                The weighted-average remaining contractual life of the outstanding options is approximately 4 years.

                During fiscal 2009 and 2008, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF
                   BALANCE SHEET RISK:

                On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut from an unaffiliated party for $500 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2009 and 2008, respectively.

                On July 1, 2003, the Company entered into consulting agreements with the Company’s President and the then Chairman of the Board, or their affiliates. The agreements terminated on July 1, 2006 as defined, and stipulated monthly payments of $2,000 to each consultant plus reasonable and necessary out-of-pocket expense. Fees related to these agreements totaled $24,000 in each of the years ended March 31, 2009 and 2008 respectively. The Board authorized the extension of the consulting agreement for Mr. Zimmerman, on a month to month basis, on terms and conditions substantially similar to the previous agreement for Mr. Zimmerman, President of the Company. See “Page 21 – Summary Compensation Table” for additional information.

NOTE 5 – INCOME TAXES:

                The income tax provision consists of the following for the years ended March 31, 2008 and 2007:

	2009	2008

Current expense:
Federal	$-	$-
State (tax on capital)	3,000	7,000

Total current	3,000	7,000

Deferred expense:
Federal	-	-
State	-	-

Total deferred	-	-

Total tax provision	$3,000	$7,000

                At March 31, 2009 and 2008, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

                At March 31, 2009, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $8,242,000 be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. If not used, these carry forwards will begin to expire in 2010. No tax benefits have been recognized in these financial statements. Provisions for any deferred federal and state tax liabilities are immaterial to these financial statements.

	March 31,
	2009	2008

Net Operating Losses	$(8,242,000)	$8,120,000

Valuation Allowance	(8,242,000)	(8,120,000)

	$-0-	$-0-

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2009 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter and during the fiscal year ended March 31, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

                None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

                The directors and executive officers of the Company as of March 31, 2009 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	76	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Martin Cohen	74	Director	2003
Jay J. Miller*	76	Secretary and Director	2003
Lawrence R. Yurdin*	68	Director	1986
Michael L. Goldman*	48	Director	1998

*Member of Audit Committee

Biographies of Directors and Officers

                BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003. Mr. Zimmerman was also appointed as Treasurer and Principal Financial Officer of the Company in February 2007. Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm. Mr. Zimmerman is a Certified Public Accountant and has over 35 years experience in the merger, acquisition and business combination fields. Since August 2007 and July 2004 respectively, Mr. Zimmerman also serves as Chairman of the Board, President, Chief Executive Officer and Treasurer of St. Lawrence Seaway Corporation and GVC Venture Corp., companies engaged in seeking mergers, reverse mergers, acquisitions, or other business combinations and financial transactions. Mr. Zimmerman also served as a Director and member of the audit committee of Sbarro, Inc. for more than 20 years until January 2007.

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

                MICHAEL L. GOLDMAN has served as a Director of the Company since 1998 and is the former Assistant Secretary of the Company. Mr. Goldman is the Managing Principal of the law firm of Goldman, Gruder & Woods, LLC. Mr. Goldman is also a Manager of First Connecticut Capital, LLC, a company engaged in the business of making and servicing mortgage loans.

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

                To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than five percent (5%) stockholders were complied with during the fiscal year ended March 31, 2009.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

                The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2009, 2008 and 2007 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-K, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation

						Awards		Payouts

Name and Principal Position	Fiscal Year Ended March 31	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen- sation ($)

Bernard Zimmerman	2009	$0	$0	$24,000	(1)	$0	0	$0	$0
CEO and President	2008	0	0	24,000	(1)	0	0	0	0
	2007	0	0	24,000	(1)	0	0	0	0

Martin Cohen	2009	$0	$0	$0		$0	0	$0	$0
Director	2008	0	0	0		0	0	0	0
	2007	0	0	24,000	(2)	0	0	0	0

(1)	Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman, receives $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expired on July 1, 2006 and has been authorized by the Board to continue on a month to month basis. See Pages 2 and 16.

(2)	Mr. Cohen received $2,000 per month pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expired on July 1, 2006 and had been authorized by the Board to continue on a month to month basis. Mr. Cohen's consulting agreement terminated effective March 31, 2007.

Stock Options

                There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2009 and 2008 to any named executives.

Compensation of Directors

                All Directors, except Mr. Zimmerman, are entitled to receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

                The members of the board as a group, except Mr. Zimmerman, received director fees of $5,700 in total covering the fiscal year ended March 31, 2009.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

                The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2009, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options Exercisable Within 60 Days	Total	Percent of Class - Total

5% Stockholders

Robert E. Humphreys P. O. Box 990423 Boston, MA 02199	114,900	(1)	7.36%	-	114,900	7.36%

Walter P. Carucci Uncle Mills Partners (formerly Carucci Family Partnership) c/o Carr Securities Corp. 14 Vanderventer Avenue Port Washington, NY 11050	273,099	(4)	17.50%	-	273,099	17.50%

Executive Officers and Directors

Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	244,440	(2)	15.66%	-	244,440	15.66%

Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	241,800	(3)	15.49%	-	241,800	15.49%

Lawrence R. Yurdin 431B North Trail Stratford, CT 06815	21,707	(5)	1.39%	43,500	65,207	4.06%

Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921		1.08%	31,000	47,921	3.01%

Jay J. Miller 430 East 57th Street New York, NY 10022	-		-	15,000	15,000	0.95%

All directors and executive officers as a group (five persons)	524,868		33.62%	89,500	614,368	37.22%

(1)	Includes shares beneficially owned by members of Mr. Humphreys' immediate family and affiliated trusts.
(2)	Includes shares held by Cohen Profit Sharing Plan, an affiliate of Mr. Cohen.
(3)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(4)

Based upon Schedule 13G/A filed on February 17, 2009, and includes 138,884 shares owned individually by Mr. Carucci as well as the 134,215 shares owned by Uncle Mills Partners. Mr. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually by Uncle Mills Partners and by Carr Securities Corp.

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

                Options granted pursuant to the 1999 Plan: On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant. As a result of the Asset Sale, options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. Accordingly, as of March 31, 2009, options to purchase 45,500 shares were outstanding under the 1999 Plan. No options were exercised or canceled during the year ended March 31, 2009 and 2008 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.

                Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant, and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. As of March 31, 2009, options to purchase 45,000 shares were outstanding under the 2002 Plan. No options were exercised or canceled during the year ended March 31, 2008 and no compensation cost has been recognized for stock options awarded under the 2002 Plan. At March 31, 2009, 45,000 options were vested.

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

                The following table sets forth, as of the year ended March 31, 2009, information with respect to FCCC’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of FCCC are authorized for issuance:

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

                The weighted-average remaining contractual life of the outstanding options is approximately 4 years.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

                Mahoney Sabol & Company, LLP (“MSC”) was engaged as the Company’s independent public accountants as of October 10, 2003. MSC billed the Company an aggregate of $7,500 for the audit of the financial statements for the years ended March 31, 2007 and 2006. Additionally, MSC billed the Company an aggregate of $6,000 for the reviews of the Company’s financial statements included in each Form 10-QSB of the Company filed covering the fiscal quarters ended June 30, 2006, September 30, 2006 and December 31, 2006, respectively. MSC also billed the Company an aggregate of $4,000 for the review of the Company’s financial statements included in each of Form 10-QSB for the fiscal quarter ended June 30, 2007 and September 30, 2007. See Item 8 – Change of Accountants for information concerning the appointment of Braver P.C. as the auditors for the Company, effective January 4, 2008. Braver billed the Company $2,000 for a review of the Company’s financial statements included in the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2007 and billed the Company $7,500 for the audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008. Braver also billed the Company $2,000 for each of the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 for a review of the Company’s 10Q’s for each of those quarters and will bill the Company $7,500 for their review of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Audit-Related Fees

                None.

Tax Fees

                MSC billed an aggregate of $1,500 for the preparation of required federal and state income tax filings for the years ended March 31, 2007 and 2006, respectively. Braver billed the Company $1,500 for the preparation of required federal and state income tax filings for the year ended March 31, 2008 and will bill a similar amount for the year ended March 31, 2009.

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
Dated: June 17, 2009

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

                In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 17, 2009

Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

Dated: June 17, 2009	/s/ Martin Cohen

Name: Martin Cohen
Title: Director

Dated: June 17, 2009	/s/ Jay J. Miller

Name: Jay J. Miller
Title: Secretary and Director

Dated: June 17, 2009	/s/ Lawrence R. Yurdin

Name: Lawrence R. Yurdin
Title: Director

Dated: June 17, 2009	/s/ Michael L. Goldman

Name: Michael L. Goldman
Title: Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002