Form 10-Q
period 2009-06-30
FCCC INC
filed 2009-08-13
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |_|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes |X|   No |_|

The number of shares outstanding of the issuer's Common Stock, as of July 31, 2009, was: 1,561,022

Transitional Small Business Format: Yes |_|    No |X|

FCCC, INC.

FORM 10-Q

INDEX

		Page

ITEM 1.	RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS	1
	Balance Sheets	2
	Statements of Operations	3
	Statements of Changes in Stockholders' Equity	4
	Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6-8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	9-10

ITEM 3.	CONTROLS AND PROCEDURES	10

	SIGNATURES	11

	EXHIBIT INDEX	12

	EXHIBITS

ii

ITEM 1. RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS.

The Board of Directors of FCCC, Inc. (Bulletin Board “FCIC”) (“the Company”) declared a Special Cash Distribution of $0.80 Per Share, on July 10, 2009, to all stockholders of record as of July 24, 2009, of $0.80 per share of the Company’s outstanding Common Stock. The distribution was effectuated on or about August 7, 2009 (the “Distribution Date”). The estimated amount of the total distribution will be approximately $1,250,000.

After the payment of this special distribution, FCCC, Inc. will continue to have cash funds of approximately $250,000 — $275,000 and will continue to seek opportunities, including, without limitation, a merger, reverse merger, acquisition or other financial transaction with an operating business. Shareholders are encouraged to review the Company’s Annual Report on Form 10-K, filed on June 17, 2009, for information concerning the Company and may contact the Company’s President, Bernard Zimmerman at (203) 855-7700 for additional information.

Lawrence Yurdin and Martin Cohen, members of the Board of Directors of the Company, tendered their resignations as directors by letters dated June 30, 2009 and July 1, 2009, respectively. The letters were held in escrow and the resignations became effective on the Distribution Date.

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,558	$1,572
Accrued interest receivable	-	2

Total current assets	1,558	1,574

Other assets	1	1

TOTAL ASSETS	$1,559	$1,575

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$9	$14

Total current liabilities	9	14

Commitments and contingencies	–	–

TOTAL LIABILITIES	$9	$14

Stockholders' equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,561,022 shares at June 30, 2009 and March 31, 2009	781	781
Additional paid-in capital	9,284	9,284
Accumulated deficit	(8,515)	(8,504)

Total stockholders' equity	1,550	1,561

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,559	$1,575

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,

	2009	2008

Income:
Interest income	$5	$9

Total income	5	9

Expense:
Operating and administrative expenses	13	17
Legal expenses	3	3

Total expense	16	20

(Loss) before income taxes	(11)	(11)
Income tax expense	–	–

NET (LOSS)	$(11)	$(11)

Basic and Diluted (loss) per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,514,331

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	–	–	–	(12)	(12)

Exercise of Stock Options - September 2007	28,000	14	9	–	23

Balance, March 31, 2008	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,460	55	(55)	-	-

Net loss - Year ended March 31, 2009 (audited)	–	–	–	(51)	(51)

Balance, March 31, 2009	1,561,022	$721	$9,284	$(8,504)	$1,561

Net Loss - Three Months Ended June 30, 2009 (unaudited)	–	–	–	(11)	(11)

	1,561,022	$781	$9,284	$(8,515)	$1,550

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,

	2009	2008

Cash Flows from Operating Activities:
Loss from operations	$(11)	$(11)

Net Loss	(11)	(11)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable	2	(6)
Accounts payable and accrued expenses	(5)	(2)

Net cash used in operating activities	(14)	(19)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:	–	–

Net decrease in cash and cash equivalents	(14)	(19)
Cash and cash equivalents, beginning of period	1,572	1,622

Cash and cash equivalents, end of period	$1,558	$1,603

Supplemental cash flow disclosures:
Cash payments of interest	$–	$–
Cash payments of income taxes	$–	$–

See notes to financial statements.

FCCC, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of FCCC, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2010 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE B – RELATED PARTY TRANSACTIONS

The Company currently has one executive officer, who has a consulting arrangement with the Company. Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

During the quarter ended June 30, 2009, the Company accrued for its current and former outside directors a total of $3,600 in connection with Board and Audit Committee attendance for 2009 to date.

NOTE C – EXERCISE OF WARRANTS

In April 2008 and May 2008, respectively, all outstanding Warrants (200,000) were exercised through the cashless exercise provisions of the Warrants resulting in 53,500 and 56,140 common shares being issued to Bernard Zimmerman, President and Martin Cohen, a former Director of the Company, respectively, or their affiliates.

NOTE D – NEW PRONOUNCEMENTS AND SHARE BASED AWARDS

Recently Issued Accounting Pronouncements:

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and “The Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162", which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”. FAPFAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), “Business Combination”, to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FAP FAS 141(R)- is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FAS did not have a material effect on the Company’s financial condition results of operation or cash flows.

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

                Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30,:

	2009	2008

Weighted average number of common shares outstanding	1,561,022	1,514,331

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

During the quarter ended June 30, 2009, the Company had a loss from operations of $(11,000). The loss is attributable to the operational and administrative expenses incurred during the quarter less interest income earned. During the quarter ended June 30, 2008, the loss from operations was $(11,000). The loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds offset by a decrease in operating and administrative expenses.

Stockholder’s equity as of June 30, 2009 is $1,550,000 as compared to $ 1,561,000 at March 31, 2009. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2009 of $1,558,000 as compared to $1,572,000 and $1,603,000 at March 31, 2009 and June 30, 2008, respectively. The decrease in cash on hand is due to losses sustained by the Company in those respective periods offset by the cash received upon the exercise of stock options in the second quarter of 2008. The Company used approximately $1,250,000 of cash on hand to pay the special cash distribution on August 7, 2009 (See “Recent Developments” – Page 1).

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

Please see “Recent Developments” Page 1 concerning the payment of a substantial cash distribution and the resulting decrease in the Company’s cash position, which will cause the Company to have a quarterly loss at least until and when a transaction is concluded.

The payment of any cash distribution is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with an operating business or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which will create operating losses that may require the Company to use and thereby reduce its cash on hand.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Report, the Company’s President, principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer conclude that, as of the date of his evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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
Dated: August 13, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.