Form 10-Q
period 2009-09-30
FCCC INC
filed 2009-11-04
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated and large accelerated filer” I Rule 12B-2 of the Exchange Act.  (Check one)
Larger accelerated filer ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☑   No ☐

The number of shares outstanding of the issuer’s Common Stock, as of October 30, 2009, was: 1,561,022

Transitional Small Business Format: Yes ☐  No ☑

FCCC, INC.

FORM 10-Q

INDEX

		Page

ITEM 1.	RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS	1
	Balance Sheets	2
	Statements of Operations	3-4
	Statements of Changes in Stockholders’ Equity	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7-10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10-11

ITEM 3.	CONTROLS AND PROCEDURES	11

	SIGNATURES	12

	EXHIBIT INDEX	13

	EXHIBITS

ii

ITEM 1.  RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS.

The Board of Directors of FCCC, Inc. (Bulletin Board “FCIC”) (“the Company”) declared a Special Cash Distribution  on July 10, 2009, to all stockholders of record as of July 24, 2009, of $0.80 per share of the Company’s outstanding Common Stock.  The distribution was effectuated on or about August 7, 2009 (the “Distribution Date”).  The amount of the total distribution was approximately $1,250,000.

After the payment of this special distribution, FCCC, Inc. has cash funds on September 30, 2009 of approximately $284,000 and will continue to seek opportunities, including, without limitation, a merger, reverse merger, acquisition or other financial transaction with an operating business.  Shareholders are encouraged to review the Company’s Annual Report on Form 10-K, filed on June 17, 2009, for further information concerning the Company.

Lawrence Yurdin and Martin Cohen, members of the Board of Directors of the Company, tendered their resignations as directors by letters dated June 30, 2009 and July 1, 2009, respectively.  The letters were held in escrow and the resignations became effective on the Distribution Date (August 7, 2009) and they are no longer associated with the Company, other than as shareholders.  .

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$284	$1,572
Accrued interest receivable	-	2

Total current assets	284	1,574

Other assets	1	1

TOTAL ASSETS	$285	$1,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$6	$14

Total current liabilities	6	14

Commitments and contingencies	-	-

TOTAL LIABILITIES	$6	$14

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at September 30, 2009 and March 31, 2009	781	781
Additional paid-in capital	8,035	9,284
Accumulated deficit	(8,537)	(8,504)
Total stockholders’ equity	279	1,561

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$285	$1,575

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,

	2009	2008

Income:
Interest income	$3	$9

Total income	3	9

Expense:
Operating and administrative expenses	18	20
Legal expenses	3	3

Total expense	21	23

Loss before income taxes	(18)	(14)
Income tax expense	4	2

NET LOSS	$(22)	$(16)

Basic and Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,

	2009	2008

Income:
Interest income	$8	$18

Total income	8	18

Expense:
Operating and administrative expenses	31	37
Legal expenses	6	6

Total expense	37	43

Loss before income taxes	(29)	(25)
Income tax expense	4	2

NET LOSS	$(33)	$(27)

Basic and Diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,537,804

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	-	-	-	(12)	(12)

Exercise of Stock Options – September 2007	28,000	14	9	-	23

Balance, March 31, 2008 (audited)	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,460	55	(55)	-	-

Net loss – Year ended March 31, 2009 (audited)	-	-	-	(51)	(51)

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Six Months Ended September 30, 2009 (unaudited)	-	-	-	(33)	(33)

Cash Distribution August 2009			(1,249)		(1,249)
Balance, September 30, 2009 (unaudited)	1,561,022	$781	$8,035	$(8,537)	$279

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net Loss	(33)	(27)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable	2	(2)
Accounts payable and accrued expenses	(8)	(2)

Net cash used in operating activities	(39)	(31)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Cash Distribution – August 2009	(1,249)	-

Net cash used by financing activities	(1,249)	-

Net decrease in cash and cash equivalents	(1,288)	(31)
Cash and cash equivalents, beginning of period	1,572	1,622
Cash and cash equivalents, end of period	$284	$1,591

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$4	$2

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

NOTE B - RELATED PARTY TRANSACTIONS

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

During the six months ended September 30, 2009, the Company paid for its current and former outside directors a total of $3,300 in connection with Board and Audit Committee attendance for 2009 to date.

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

NOTE D – NEW PRONOUNCEMENTS AND SHARE BASED AWARDS

Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the second quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4 and 505-50-S99-2. Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact of  ASU 2009-12 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605), : Multiple Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issue Task Force. This Accounting Standards Update amends Subtopic 605-25, separating consideration in multiple-deliverable arrangements. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of  ASU 2009-13 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985), : Certain Revenue Arrangements That Include Software Elements- a consensus of the FASB Emerging Issue Task Force.  This Accounting Standards Update amends Subtopic 985-605, Software-Revenue Recognition. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of  ASU 2009-14 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470). This Accounting Standards Update amends Subtopic 470-20, Debt with Conversion and Other Options and Subtopic 260-10, Earnings Per Share. The adoption of ASU 2009-15 will not have a material impact on the Company’s financial condition results of operation or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Share Based Awards:

The Company complies with FASB Accounting Standards Codification, “Compensation-Stock Compensation,” (ASC 718) which requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  For the Company, this statement was effective as of April 1, 2006.  The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date.  The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, based on the requirements of ASC 718, for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The Company does not expect to record any significant expenses under ASC 718 for options currently outstanding.  However, the amount of expense recorded under ASC 718 will depend upon the number of options granted in the future and their valuation.

Earnings Per Common Share:

The Company complies with FASB Accounting Standards Codification, “Earnings Per Share,” (ASC 260) which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended September 30,:
	2009	2008

Weighted average number of common shares outstanding	1,561,022	1,561,022

Subsequent Events:

The interim financial statements were approved by management and were issued on November 2, 2009. Subsequent events have been evaluated through this date.

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

During the quarter ended September 30, 2009, the Company had a loss from operations of $(18,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less interest income earned. During the quarter ended September 30, 2008, the loss from operations was $(14,000).  The increase in the loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds and lesser funds available for investment and due to the cash distribution of $1,249,000 in August 2009.   The operating and administrative expenses incurred in the quarter ended September 30, 2009 was $18,000 compared to $20,000 in the quarter ended September 30, 2008.

During the six months ended September 30, 2009 the Company incurred a loss from operations of $(29,000) compared to a loss from operations on $(25,000) in the six months ended September 30, 2008.  The increase in the loss in the current six months is attributable to

(A)
lesser interest income received of $8,000 in the six months of the current six months as compared to  $18,000 in the same six months of 2008.  The decrease in the interest rate is a result of lesser funds available for investment due to the cash distribution of $1,249,000 made in early August 2009 and lesser rates of interest received on invested funds.

(B)
A decrease in operating and administrative expenses to $31,000 in the six months ended September 30, 2009 as against $37,000 in the six months ended September 30, 2008.  This decrease is primarily due to expenses (including advertising) incurred in the 2008 and other costs in connection with potential reverse merger opportunities.

(C)
Taxes paid in the first six months of 2009 were $4,000 as compared to $2,000 in taxes paid in the first six months of 2008.  The difference is due to the timing in the payment of taxes and estimated taxes paid.

Stockholder’s equity as of September 30, 2009 is $279,000 as compared to $ 1,561,000 at March 31, 2009. The decrease is attributable to the net loss incurred by the Company during the six months ended September 30, 2009 and the distribution of $1,249,000 in August 2009.

The Company had cash on hand at September 30, 2009 of $284,000 as compared to $1,572,000 and $1,591,000 at March 31, 2009 and September 30, 2008, respectively.  The decrease in cash on hand is due to losses sustained by the Company in those respective periods offset by the cash received upon the exercise of stock options in the second quarter of 2008.  The Company used approximately $1,250,000 of cash on hand in early August 2009 to pay the special cash distribution on August 7, 2009 (See “Recent Developments” – Page 1).

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

Please see “Recent Developments” Page 1 concerning the payment of a substantial cash distribution and the resulting decrease in the Company’s cash position, which will cause the Company to have quarterly losses at least and until a transaction is concluded.

The payment of any cash distribution or dividend is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions or dividends in the foreseeable future.

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

Dated:   November 4, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.