Form 10-Q
period 2009-12-31
FCCC INC
filed 2010-02-12
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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
Yes ☑   No ☐

The number of shares outstanding of the issuer’s Common Stock, as of January 29, 2010, was: 1,561,022

Transitional Small Business Format:  Yes ☐  No ☑

FCCC, INC.

FORM 10-Q

INDEX

		Page

ITEM 1.	RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS	1
	Balance Sheets	2
	Statements of Operations	3-4
	Statement of Changes in Stockholders’ Equity	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7-10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11-12

ITEM 3.	CONTROLS AND PROCEDURES	13

	SIGNATURES	14

	EXHIBIT INDEX	15

	EXHIBITS

ii

ITEM 1.  RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS.

The Board of Directors of FCCC, Inc. (Bulletin Board “FCIC”) (“the Company”) declared a Special Cash Distribution  on July 10, 2009, to all stockholders of record as of July 24, 2009, of $0.80 per share of the Company’s outstanding Common Stock.  The distribution was effectuated on or about August 7, 2009 (the “Distribution Date”).  The amount of the total distribution was approximately $1,249,000.

After the payment of this special distribution, FCCC, Inc. had cash funds on September 30, 2009 of approximately $284,000 and will continue to seek opportunities, including, without limitation, a merger, reverse merger, acquisition or other financial transaction with an operating business.  Shareholders are encouraged to review the Company’s Annual Report on Form 10-K, filed on June 17, 2009, for further information concerning the Company.

Lawrence Yurdin and Martin Cohen, members of the Board of Directors of the Company, tendered their resignations as directors by letters dated June 30, 2009 and July 1, 2009, respectively.  The letters were held in escrow and the resignations became effective on the Distribution Date (August 7, 2009) and they are no longer associated with the Company, other than as shareholders.  .

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$267	$1,572
Accrued interest receivable	-	2

Total current assets	267	1,574

Other assets	1	1

TOTAL ASSETS	$268	$1,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$8	$14

Total current liabilities	8	14

Commitments and contingencies	-	-

TOTAL LIABILITIES	$8	$14

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share, authorized 22,000,000 shares, issued and outstanding 1,561,022 shares at December 31, 2009 and March 31, 2009	781	781
Additional paid-in capital	8,035	9,284
Accumulated deficit	(8,556)	(8,504)
Total stockholders’ equity	260	1,561

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268	$1,575

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2009	2008

Income:
Interest income	$1	$9

Total income	1	9

Expense:
Operating and administrative expenses	16	15
Legal expenses	3	3

Total expense	19	18

Loss before income taxes	(18)	(9)
Income tax expense	1	--

NET LOSS	$(19)	$(9)

Basic and Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended September 30,

	2009	2008

Income:
Interest income	$9	$27

Total income	9	27

Expense:
Operating and administrative expenses	47	52
Legal expenses	9	9

Total expense	56	61

Loss before income taxes	(47)	(34)
Income tax expense	5	2

NET LOSS	$(52)	$(36)

Basic and Diluted loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,545,572

See notes to financial statements.

FCCC, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	-	-	-	(12)	(12)

Exercise of Stock Options – September 2007	28,000	14	9	-	23

Balance, March 31, 2008 (audited)	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,460	55	(55)	-	-

Net loss – Year ended March 31, 2009 (audited)	-	-	-	(51)	(51)

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Nine Months Ended December 31, 2009 (unaudited)	-	-	-	(52)	(52)

Cash Distribution - August 2009			(1,249)		(1,249)

Balance, December 31, 2009 (unaudited)	1,561,022	$781	$8,035	$(8,556)	$260

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(52)	$(36)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable	2	(1)
Accounts payable and accrued expenses	(6)	(2)

Net cash used in operating activities	(56)	(39)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Cash Distribution – August 2009	(1,249)	-
		-

Net changes in cash and cash equivalents	(1,305)	(39)
Cash and cash equivalents, beginning of period	1,572	1,622

Cash and cash equivalents, end of period	$267	$1,583

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$5	$2

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

NOTE B - RELATED PARTY TRANSACTIONS

The Company currently has one executive officer, who has a consulting arrangement with the Company.  Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses.  Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis on the same terms.   Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

During the nine months ended December 31, 2009, the Company paid its current and former outside directors a total of $3,900 in connection with Board and Audit Committee attendance for 2009 to date.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issue Task Force. This Accounting Standards Update amends Subtopic 605-25, separating consideration in multiple-deliverable arrangements. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements- a consensus of the FASB Emerging Issue Task Force.  This Accounting Standards Update amends Subtopic 985-605, Software-Revenue Recognition. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of  ASU 2009-14 on the Company’s financial statements.

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers and Servicing (Topic 860). This Accounting Standards Update amends Subtopic 860-10, Transfers and Servicing-Overall. The adoption of ASU 2009-16 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Accounting for Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (Topic 810). This Accounting Standards Update amends Subtopic 810-10, Consolidation-Overall and adds Participating Rights, Kick-out Rights and Protective Rights. The adoption of ASU 2009-17 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash-a consensus of the FASB Emerging Issues Task Force,(Topic 505). This Accounting Standards Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earning Per Share). The Company is currently evaluating the impact of ASU 2010-01 on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification, (Topic 810). This Accounting Standards Update establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. The adoption of ASU 2010-02 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-03, Oil and Gas Reserve estimation and Disclosures, (Topic 932). This Accounting Standards Update improves the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  The adoption of ASU 2010-03 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-04, Accounting for Various Topics-Technical Corrections to SEC Paragraphs. The Company is currently evaluating the impact of ASU 2010-04 on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Escrowed Share Arrangements and the Presumption of Compensation, (Topic 718). The adoption of ASU 2010-03 will not have a material impact on the Company’s financial condition results of operation or cash flows.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended December 31:

	2009	2008

Weighted average number of common shares outstanding	1,561,022	1,561,022

Subsequent Events:

The interim financial statements were approved by management and were issued on February 12, 2010.  Subsequent events have been evaluated through this date.

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

During the quarter ended December 31, 2009, the Company had a loss from operations of $(18,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less interest income earned. During the quarter ended December 31, 2008, the loss from operations was $(9,000).  The increase in the loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds and lesser funds available for investment due to the cash distribution of $1,249,000 paid in August 2009.   The operating and administrative expenses incurred in the quarter ended December 31, 2009 was approximately the same as in the quarter ended December 31, 2008.

During the nine months ended December 31, 2009 the Company incurred a loss from operations of $(47,000) compared to a loss from operations of $(34,000) in the nine months ended December 31, 2008.  The increase in the loss in the current nine months is attributable to

(A)
lesser interest income received of $9,000 in the nine months of the current year as compared to  $27,000 in the same nine months of 2008.  The decrease in the interest received is a result of lesser funds available for investment due to the cash distribution of $1,249,000 made in early August 2009 and lesser rates of interest received on invested funds.

(B)
A decrease in operating and administrative expenses to $47,000 in the nine months ended December 31, 2009 as against $52,000 in the nine months ended December 31, 2008.  This decrease is primarily due to expenses (including advertising) incurred in the 2008 and other costs in connection with potential reverse merger opportunities which were greater than in 2009.

(C)
Taxes paid in the first nine months of 2009 were $5,000 as compared to $2,000 in taxes paid in the first nine months of 2008.  The difference is due to the timing in the payment of taxes and estimated taxes paid.

Stockholder’s equity as of December 31, 2009 was $260,000 as compared to $ 1,561,000 at March 31, 2009. The decrease is attributable to the net loss incurred by the Company during the nine months ended December 31, 2009 and the distribution of $1,249,000 in August 2009.

The Company had cash on hand at December 31, 2009 of $267,000 as compared to $1,572,000 at March 31, 2009.  The decrease in cash on hand is due to losses sustained by the Company in the nine months ended December 31, 2009 and the Company’s use of approximately $1,249,000 of cash on hand in early August 2009 to pay the special cash distribution on August 7, 2009 (See “Recent Developments” – Page 1).

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

Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company will continue to incur a loss of between $15,000 to $20,000 per quarter.

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

Dated:   February 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.