Form 10-K
period 2010-03-31
FCCC INC
filed 2010-06-14
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class		Name of each exchange on which registered
None		None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.
Large accelerated filer   [   ]     Accelerated filer   [   ]     Non-accelerated filer   [   ]     Smaller Reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months) or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

State issuer’s revenues for its most recent fiscal year ended March 31, 2010:    $10,000

As of March 31, 2010, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $80,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock, as of March 31, 2010, was:  1,561,022.

Transitional Small Business Format:  Yes [   ]    No [X]

FCCC, INC.

FORM 10-K

TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS

PART I
ITEM 1.	Description of Business and Recent Developments	1-2
ITEM 2.	Description of Property	3
ITEM 3.	Legal Proceedings	3
ITEM 4.	Submission of Matters to a Vote of Security Holders	3

PART II
ITEM 5.	Market for Common Equity and Related Stockholder Matters	3
ITEM 6.	Management’s Discussion and Analysis or Plan of Operation	4-5
ITEM 7.	Financial Statements	5-16
ITEM 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	17
ITEM 8A.	Controls and Procedures	17
ITEM 8B.	Other Information	18

PART III
ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	19
ITEM 10.	Executive Compensation	20-21
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22-24
ITEM 12.	Certain Relationships and Related Transactions	24
ITEM 13.	Exhibits	24
ITEM 14.	Principal Accountant Fees and Services	24-25

SIGNATURES		26
EXHIBIT INDEX		27
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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS and RECENT DEVELOPMENTS

General

FCCC, Inc. (Bulletin Board “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut, Telephone Number 203-855-7700. FCCC is authorized to issue 22,000,000 shares of common stock, without par value, stated value $.50 per share. The Company currently has 1,561,022 shares of common stock issued and outstanding at March 31, 2010.

 The Company has had limited operations since June 30, 2003. Such operations consist of a search for an appropriate transaction such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction.  See “Current Business” below.

Current Business

Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate.

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

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of FCCC with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of FCCC following a reorganization or other financial transaction. As part of such a transaction, some or all of FCCC’s existing directors may resign and new directors may be appointed. The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.  (See Page 4 – Plan of Operation)

Recent Developments

The Board of Directors of “the Company” declared a Special Cash Distribution on July 10, 2009, to all stockholders of record as of July 24, 2009, of $0.80 per share in cash, of the Company’s outstanding Common Stock.  The distribution was effectuated on or about August 7, 2009 (the “Distribution Date”).  The amount of the total distribution was approximately $1,249,000.

After the payment of this special distribution, FCCC, Inc. had cash funds on September 30, 2009 of approximately $284,000 and will continue to seek opportunities, including, without limitation, a merger, reverse merger, acquisition or other financial transaction with an operating business.  The cash funds of the Company at fiscal year end March 31, 2010 were $250,000.

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

Price Range of Common Stock

The Company’s common stock is traded over the counter, and the bid and ask prices of the Company’s stock are quoted on the OTC Bulletin Board under the symbol FCIC. Following are the low sales and high sales prices for the Company’s common stock during the fiscal years ended March 31, 2010 and 2009 as quoted on the OTC Bulletin Board.  The information shown below was obtained from Bloomberg Finance, L.P.

FY Ended March 31, 2010	Low	High
First Quarter	$0.15	$0.15
Second Quarter	0.12	0.29
Third Quarter	0.13	0.21
Fourth Quarter	0.10	0.17

FY Ended March 31, 2009	Low	High
First Quarter	$1.01	$1.10
Second Quarter	0.86	1.10
Third Quarter	0.55	0.94
Fourth Quarter	0.64	1.00

The above quotations do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commissions and may not represent actual transactions.

Please note that the bid and asked prices in the table above for the first and second quarters in FY ended March 31, 2010, through August 14, 2009, have been adjusted for the $.80 per share distribution paid on August 14, 2009.

On March 31, 2010, the closing bid price for the Company’s common stock was $.10 per share.

Holders

The approximate number of stockholders of record of the Company on March 31, 2010 was 1,100.  The number of shares of the Company’s common stock outstanding as of March 31, 2010 was 1,561,022.

Dividends and Distributions

See Recent Developments – Page 2

The Company may or may not pay cash dividends or make other distributions in the future depending on a number of factors.  The Company may, however, pay a cash dividend or other distribution as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for  the benefit of all shareholders at any time.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS  AND PLAN OF OPERATION.

Plan of Operation

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business.  Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company will continue to incur a loss of between $15,000 to $20,000 per quarter.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the year ended March 31, 2010, the Company had a loss from operations of $(67,000) before taxes.  The loss is attributable to the operational and administrative expenses incurred during the year less interest income earned. During the year ended March 31, 2009, the loss from operations was $(48,000) before taxes.  The increase in the loss in the current year is primarily due to a decrease in interest income received due to lower rates on invested funds and lesser funds available for investment due to the cash distribution of $1,249,000 paid in August 2009.   The operating and administrative expenses incurred in the year ended March 31, 2010 was approximately the same as in the year ended March 31, 2009.

During the year ended March 31, 2010 the Company incurred a loss from operations of $(67,000) before taxes compared to a loss from operations of $(48,000) before taxes in the year ended March 31, 2009.  The increase in the loss year ended March 31, 2010 is attributable to:

(A)
Lesser interest income received of $23,000 in the current year as compared to the previous year.  The decrease in the interest received is a result of lesser funds available for investment due to the cash distribution of $1,249,000 made in early August 2009 and lesser rates of interest received on invested funds.

(B)
A decrease in operating and administrative expenses of $4,000 in the year ended March 31, 2010.  This decrease is primarily due to expenses (including advertising) incurred in the year ended March 31, 2010 and other costs in connection with potential reverse merger opportunities which were somewhat less than in the year ended March 31, 2009.

(C)	Taxes paid in the year ended March 31, 2010 were $6,000 as compared to $3,000 in taxes paid in the previous year. The difference is due to the timing in the payment of taxes including estimated taxes.

Liquidity and Capital Resources

Stockholder’s equity as of March 31, 2010 was $239,000 as compared to $ 1,561,000 at March 31, 2009. The decrease is attributable to the net loss incurred by the Company during the fiscal year ended March 31, 2010 and the distribution of $1,249,000 in August 2009.

The Company had cash on hand at March 31, 2010 of $250,000 as compared to $1,572,000 at March 31, 2009.  The decrease in cash on hand is due to losses sustained by the Company in the year ended March 31, 2010 and the Company’s use of $1,249,000 of cash on hand to pay the special cash distribution on August 7, 2009 (See “Recent Developments” – Page 2).

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

Please see “Recent Developments” Page 2 concerning the payment of a substantial cash distribution and the resulting decrease in the Company’s cash position, which will cause the Company to have quarterly losses at least and until a transaction is concluded.

The payment of any cash distribution or dividend is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions or dividends in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	6
FINANCIAL STATEMENTS:
Balance Sheets	7
Statements of Operations	8
Statements of Changes in Stockholders’ Equity	9
Statements of Cash Flows	10
Notes to Financial Statements	11-16

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders’ of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2010, and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Braver P.C.

Certified Public Accountants
Providence, Rhode Island

Date:  June 11, 2010

FCCC, INC.

BALANCE SHEETS
(Audited)
(Dollars in thousands, except share data)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$250	$1,572
Accrued interest receivable	-	2

Total current assets	250	1,574

Other assets	1	1

TOTAL ASSETS	$251	$1,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$12	$14

Total current liabilities	12	14

Commitments and contingencies	-	-

TOTAL LIABILITIES	12	14

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at March 31, 2010 and March 31, 2009	781	781
Additional paid-in capital	8,035	9,284
Accumulated deficit	(8,577)	(8,504)
Total stockholders’ equity	239	1,561

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251	$1,575

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Audited)
(Dollars in thousands, except share data)

	For the Years Ended March 31,

	2010	2009

Income:
Interest income	$10	$33

Total income	10	33

Expense:
Legal expenses	12	12
Operating and administrative expenses	65	69

Total expense	77	81

(Loss) before income taxes	(67)	(48)
Income tax expense	(6)	(3)

Net (Loss):	$(73)	$(51)

Basic and diluted loss per share:	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	1,561,022	1,549,381

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Audited)

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net Loss – Year ended March 31, 2008 (audited)				(12)	(12)

Exercise of Stock Options – September 2007	28,000	14	9	-	23

Balance, March 31, 2008 (audited)	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,640	55	(55)	-	-

Net Loss – Year ended March 31, 2009 (audited)	-	-	-	(51)	(51)

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year ended March 31, 2010 (audited)	-	-	-	$(73)	$(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Audited)
(Dollars in thousands)

	For the Years Ended March 31,

	2010	2009

Cash Flows from Operating Activities:
Net Loss	$(73)	$(51)

Adjustments to reconcile net loss to cash provided by operating activities:
(Decrease) Increase in assets:
Accrued interest receivable	2	(2)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(2)	3

Net cash used in operating activities	$(73)	$(50)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities: Cash Distribution – August 2009	$(1,249)	$-

Net (Decrease) Increase in cash and cash equivalents	(1,322)	(50)

Cash and cash equivalents, beginning of year	1,572	1,622
Cash and cash equivalents, end of year	$250	$1,572

Supplemental cash flow disclosures:
Cash payments of income taxes	$6	$3
Cash payment of interest:	$-	$-

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

The Company maintains cash balances at a number of financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. At various times throughout the year, cash balances exceeded FDIC limits.  At March 31, 2010 there were no uninsured amounts.

Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB Accounting Standards Codification 740 (formerly, SFAS 109) “Accounting for Income Taxes.” This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

Advertising:

The Company expenses advertising costs as incurred. Advertising expense from operations was approximately $700 and $2,000 for the years ended March 31, 2010 and 2009.

Earnings Per Common Share:

The Company follows FASB ASC 260 (formerly, SFAS No. 128), “Earnings Per Share”. ASC 260 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares:

	2010	2009

Weighted average number of common shares outstanding	1,561,022	1,549,341

Stock Based Compensation:

The company adopted “Share-Based Payment” FASB ASC 718 (formerly, FAS 123(R)), ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  For the Company, this statement was effective as of April 1, 2006.  The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date.  The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The Company does not expect to record any significant expenses under ASC 718 for options currently outstanding.  However, the amount of expense recorded under ASC 718 will depend upon the number of options granted in the future and their valuation.

Common Stock Warrants:

In June 2003, the Company issued 5-year Warrants (subject to registration rights under certain circumstances) to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant exercise price was adjusted to $.50 per share as a result of the payment of a $.50 per share cash dividend during September 2003. No warrants were issued during the fiscal year ended March 31, 2010.

In April 2008 and May 2008, respectively, all outstanding Warrants at that time (200,000) were exercised through the cashless exercise provisions of the Warrants resulting in 53,600 and 56,140 common shares being issued to Bernard Zimmerman, President and Martin Cohen, then a Director of the Company respectively or their affiliates.

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

NOTE 2 - FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents (see Note 1).

Fair Value of Financial Instruments:

The company follows FASB ASC 825 (formerly, SFAS No. 107), “Fair Value of Financial Instruments”, which requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

STOCK BASED COMPENSATION:

The company adopted “Share-Based Payment”, FASB ASC 718 (formerly, “SFAS 123”).  ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  For the Company, this statement was effective as of April 1, 2006.  The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date.  The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The Company was not required to record any expenses under ASC 718 for share based awards currently outstanding.  However, the amount of expense recorded under ASC 718 will depend upon the number of share based awards granted in the future and their valuation.

NOTE 3 - STOCK OPTIONS

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

Options granted pursuant to the 1999 Plan:

On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant.  Options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the year ended March 31, 2009.  Options for 28,500 shares were cancelled during the year ended March 31, 2010 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.  Options totaling 16,000 are currently outstanding under this plan.

Options granted pursuant to the 2002 Plan:

On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined.  All options are currently vested.  No options were exercised during the years ended March 31, 2010 and 2009 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Options for 15,000 shares were cancelled during the year ended March 31, 2010.  The exercise price of the 2002 Plan options were reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a cash distribution of $0.80 per share in August 2009.  Options for 30,000 shares are currently outstanding under this plan.

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

The weighted-average remaining contractual life of the outstanding options is approximately 3 years.

During fiscal 2010 and 2009, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF
BALANCE SHEET RISK:

On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut from an unaffiliated party for $500 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2010 and 2009, respectively.

On July 1, 2003, the Company entered into consulting agreements with the Company’s President and the then Chairman of the Board, or their affiliates. The agreements terminated on July 1, 2006 as defined, and stipulated monthly payments of $2,000 to each consultant plus reasonable and necessary out-of-pocket expense. Fees related to these agreements totaled $24,000 in each of the years ended March 31, 2010 and 2009 respectively.  The Board authorized the extension of the consulting agreement for Mr. Zimmerman, on a month to month basis, on terms and conditions substantially similar to the previous agreement for Mr. Zimmerman, President of the Company.  See “Page 20 – Summary Compensation Table” for additional information.

NOTE 5 - INCOME TAXES:

The income tax provision consists of the following for the years ended March 31, 2010 and 2009:

	2010	2009
Current expense:
Federal	$-	$-
State (tax on capital)	6,000	3,000

Total current	6,000	3,000

Deferred expense:
Federal	-	-
State	-	-

Total deferred	-	-

Total tax provision	$6,000	$3,000

At March 31, 2010 and 2009, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

At March 31, 2010, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $ 5,716,000 to be offset against future taxable income through 2029, resulting in a change in the valuation allowance for the years ended December 31, 2010, and 2009 of  ($2,526,000) and $122,000, respectively. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.  As of March 31, 2010, approximately $2,600,000 in net operating losses have expired.  No tax benefits have been recognized in these financial statements.  Provisions for any deferred federal and state tax liabilities are immaterial to these financial statements.

	March 31,
	2010	2009

Net Operating Losses	$5,716,000	$8,242,000

Valuation Allowance	(5,716,000)	(8,242,000)

	$-0-	$-0-

NOTE 6 – SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2010, through the financial statement issue date of June 11, 2010 and determined that there were no recordable or reportable subsequent events.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

 On December 31, 2007, the “Company” accepted the resignation of its previous independent accountants, Mahoney, Sabol & Company, LLP. (the “Previous Accountants”), and on January 4 ,2008, engaged Braver, P.C. (the “New Accountants”) as the Company’s new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended March 31, 2008.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2010 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter and during the fiscal year ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

The directors and executive officers of the Company as of March 31, 2010 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	77	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Jay J. Miller*	77	Secretary and Director	2003
Michael L. Goldman*	49	Director	1998

*Member of Audit Committee

Biographies of Directors and Officers

BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003.  Mr. Zimmerman was also appointed as Treasurer and Principal Financial Officer of the Company in February 2007.  Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm.  Mr. Zimmerman is a Certified Public Accountant and has over 35 years experience in the merger, acquisition and business combination fields.  Since August 2007 Mr. Zimmerman also serves as Chairman of the Board, President, Chief Executive Officer and Treasurer of St. Lawrence Seaway Corporation, a company engaged in seeking mergers, reverse mergers, acquisitions, or other business combinations and financial transactions and from July 2004 until September 30, 2009 served as President and Chairman of the Board and as a Director until December 31, 2009 of GVC Venture Corp., a company engaged in similar activities.   Mr. Zimmerman also served as a Director and Chairman of the audit and compensation committees of Sbarro, Inc. for more than 20 years until January 2007 when the company was sold.

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

FCCC’s Board of Directors has established an Audit Committee. The Audit Committee meets with management and FCCC’s independent auditors to determine the adequacy of internal controls and other financial reporting matters.  Members of the Committee are Jay J. Miller and Michael Goldman.

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

To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than five percent (5%) stockholders were complied with during the fiscal year ended March 31, 2010.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Jay J. Miller qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2011.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2010, 2009 and 2008 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-K, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Fiscal Year Ended March 31	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen-sation ($)

Bernard	2010	$0	$0	$24,000	(1)	$0	0	$0	$0
Zimmerman	2009	0	0	24,000	(1)	0	0	0	0
CEO and President	2008	0	0	24,000	(1)	0	0	0	0

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

Stock Options

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2010 and 2009 to any named executives.

Compensation of Directors

All Directors, except Mr. Zimmerman, are entitled to receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

The members of the board as a group, except Mr. Zimmerman, received director fees of $5,700 in total covering the fiscal year ended March 31, 2010.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2010, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options Exercisable Within 60 Days	Total	Percent of Class - Total
5% Stockholders

Walter P. Carucci Uncle Mills Partners (formerly Carucci Family Partnership)	254,495	(2)	16.30%	-	254,495	16.30%
c/o Carr Securities Corp. 14 Vanderventer Avenue Port Washington, NY 11050

Martin Cohen	244,440		15.66%	-	244,440	15.66%
27 E. 65th Street Suite 11A New York, NY 10021

Executive Officers and Directors

Bernard Zimmerman	241,800	(1)	15.49%	-	241,800	15.49%
18 High Meadow Road Weston, CT 06883

Michael L. Goldman	16,921		1.08%	31,000	47,921	3.01%
11 Skytop Drive Trumbull, CT 06611

Jay J. Miller	-		-	15,000	15,000	0.96%
430 East 57th Street New York, NY 10022

All directors and executive officers as a group (three persons)	258,721		16.57%	46,000	304,721	18.96%

(1)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(2)
Based upon Schedule 13G/A filed on February 9, 2010, and includes 116,049 shares owned individually by Mr. Carucci as well as the 136,215 shares owned by Uncle Mills Partners.  Carr Securities Corporation owns 2,231 shares.  Mr. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually and by Uncle Mills Partners and by Carr Securities Corp.

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

Options granted pursuant to the 1999 Plan: On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant. Options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. As of March 31, 2010, options to purchase 16,000 shares were outstanding under the 1999 Plan. No options were exercised during the year ended March 31, 2010 and 2009 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.  Options for 28,500 shares were cancelled during the year ended March 31, 2010.

Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant, and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined.  As of March 31, 2010, options to purchase 30,000 shares were outstanding under the 2002 Plan. No options were exercised during the year ended March 31, 2010 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.  At March 31, 2010, 30,000 options were vested.  Options for 15,000 shares were cancelled during the year ended March 31, 2010.  The exercise price of the 2002 Plan options was reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a cash distribution of $0.80 per share in August 2009.

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

The following table sets forth, as of the year ended March 31, 2010, information with respect to FCCC’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders
1999 Stock Option Plan	16,000	$0.64	134,000
2002 Stock Option Plan	30,000	$0.25	120,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	46,000	$0.83	254,000

The weighted-average remaining contractual life of the outstanding options is approximately 3 years.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS.  (see pages 27-30)

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Braver, P.C. billed the Company $7,500 for the audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008 and $7,500 for audit and review of the Company’s 10-K for the year ended March 31, 2009.  Braver also billed the Company $2,000 for its review of each of the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 and for a review of the 10-Q’s for the quarters ended June 30, September 30 and December 31, 2009 and will bill the Company $7,500 for their audit and review of the Company’s financial statements and Annual Report on Form 10-K for the year ended March 31, 2010.

Audit-Related Fees

None.

Tax Fees

Braver billed the Company $1,500 for the preparation of required federal and state income tax filings for the year ended March 31, 2008 and 2009 and will bill a similar amount for the year ended March 31, 2010.

All Other Fees

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.  Braver billed the Company $500 for its opinion with respect to the cash distribution made by the Company in August 2009.

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

Dated: June 14, 2010
Name: Bernard Zimmerman Title: President, Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 14, 2010
Name: Bernard Zimmerman Title: President, Chief Executive Officer and Principal Financial Officer

Dated: June 14, 2010	/s/Jay J. Miller
Name: Jay J. Miller Title: Secretary and Director

Dated: June 14, 2010	/s/Michael L. Goldman
Name: Michael L. Goldman Title: Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002