Form 10-Q
period 2010-06-30
FCCC INC
filed 2010-08-06
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [X]   No [   ]

The number of shares outstanding of the issuer’s Common Stock, as of July 31, 2010, was: 1,561,022

Transitional Small Business Format: Yes [   ]  No [X]

FCCC, INC.

FORM 10-Q

INDEX

		Page

ITEM 1.	RECENT DEVELOPMENTS AND FINANCIAL STATEMENTS	1
	Balance Sheets	2
	Statements of Operations	3
	Statements of Changes in Stockholders’ Equity	4
	Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6-7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8-9

ITEM 3.	CONTROLS AND PROCEDURES	9

	SIGNATURES	10

	EXHIBIT INDEX	11

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

After the payment of this special distribution, FCCC, Inc. had cash funds on September 30, 2009 of approximately $284,000 and will continue to seek opportunities, including, without limitation, a merger, reverse merger, acquisition or other financial transaction with an operating business.    The cash funds of the company at fiscal year end March 31, 2010 were $250,000 and at June 30, 2010 were $236,000.

Lawrence Yurdin and Martin Cohen, members of the Board of Directors of the Company, tendered their resignations as directors by letters dated June 30, 2009 and July 1, 2009, respectively.  The letters were held in escrow and the resignations became effective on the Distribution Date (August 7, 2009) and they are no longer associated with the Company, other than as shareholders.

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$236	$250

Total current assets	236	250

Other assets	1	1

TOTAL ASSETS	$237	$251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$13	$12

Total current liabilities	13	12

Commitments and contingencies	-	-

TOTAL LIABILITIES	$13	$12

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at June 30, 2010 and March 31, 2010	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,592)	(8,577)
Total stockholders’ equity	224	239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$237	$251

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,

	2010	2009

Income:
Interest income	$1	$5

Total income	1	5

Expense:
Operating and administrative expenses	13	13
Legal expenses	3	3

Total expense	16	16

Loss before income taxes	(15)	(11)
Income tax expense	-	-

Net Loss	$(15)	$(11)

Basic and Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	-	-	-	(12)	(12)

Exercise of Stock Options – September 2007	28,000	14	9	-	23

Balance, March 31, 2008 (audited)	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,640	55	(55)	-	-

Net loss – Year ended March 31, 2009 (audited)	-	-	-	(51)	(51)

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year Ended March 31, 2010 (audited)	-	-	-	(73)	(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – Three months ended June 30, 2010 (unaudited)	-	-	-	$(15)	$(15)

Balance – June 30, 2010 (unaudited)	1,561,022	$781	$8,035	$(8,592)	$224

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Loss from operations	$(15)	$(11)

Net Loss	(15)	(11)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable	-	2
Accounts payable and accrued expenses	1	(5)

Net cash used in operating activities	(14)	(14)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net decrease in cash and cash equivalents	(14)	(14)
Cash and cash equivalents, beginning of period	250	1,572
Cash and cash equivalents, end of period	$236	$1,558

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$-	$-

See notes to financial statements.

FCCC, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2011 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30,:
	2010	2009

Weighted average number of common shares outstanding	1,561,022	1,561,022

Share Based Awards:

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses requiring the Company to use and thereby reduce its cash balance.  For further information on the Company’s plan of operation and business, see Item 1, Current Business.  Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $15,000 to $20,000 per quarter.

During the quarter ended June 30, 2010, the Company had a loss from operations of $(15,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less interest income earned. During the quarter ended June 30, 2009, the loss from operations was $(11,000).  The increased loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds and less funds available for investment due to the cash distribution of $1,249,000 in August 2009.

Stockholder’s equity as of June 30, 2010 was $224,000 as compared to $239,000 at March 31, 2010. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2010 of $236,000 as compared to $250,000 at March 31, 2010.  The decrease in cash on hand is due to losses sustained by the Company in the current quarter.  The Company used approximately $1,249,000 of cash on hand at June 30, 2009 to pay the special cash distribution on August 7, 2009 (See “Recent Developments” – Pages 1 and 2).

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2010, through the financial statement issue date of August 6, 2010 and determined that there were no recordable or reportable subsequent events.

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with an operating business or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which will create operating losses requiring the Company to use and thereby reduce its cash on hand.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2010 and for the fiscal year ended March 31, 2010 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

Dated:   August 6, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.