Form 10-Q
period 2010-12-31
FCCC INC
filed 2011-02-07
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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
Yes [X]   No [   ]

The number of shares outstanding of the issuer’s Common Stock, as of January 28, 2011, was: 1,561,022

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

The Board of Directors of the Company declared a Special Cash Distribution on July 10, 2009, to all stockholders of record as of July 24, 2009, of $0.80 per share in cash, of the Company’s outstanding Common Stock.  The distribution was effectuated on or about August 7, 2009 (the “Distribution Date”).  The amount of the total distribution was approximately $1,249,000.

After the payment of this special distribution, FCCC, Inc. had cash funds on September 30, 2009 of approximately $284,000 and will continue to seek opportunities, including, without limitation, a merger, reverse merger, acquisition or other financial transaction with an operating business.    The cash funds of the Company at fiscal year end March 31, 2010 were $250,000 and at December 31, 2010 were $195,000.

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$195	$250

Total current assets	195	250

Other assets	1	1

TOTAL ASSETS	$196	$251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$11	$12

Total current liabilities	11	12

Commitments and contingencies	-	-

TOTAL LIABILITIES	$11	$12

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at December 31, 2010 and March 31, 2010	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,631)	(8,577)
Total stockholders’ equity	185	239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196	$251

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,

	2010	2009

Income:
Interest income	$1	$1

Total income	1	1

Expense:
Operating and administrative expenses	17	16
Legal expenses	3	3

Total expense	20	19

Loss before income taxes	(19)	(18)
Income tax expense	-	1

Net Loss	$(19)	$(19)

Basic and Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended December 31,

	2010	2009

Income:
Interest income	$3	$9

Total income	3	9

Expense:
Operating and administrative expenses	48	47
Legal expenses	9	9

Total expense	57	56

Loss before income taxes	(54)	(47)
Income tax expense	-	5

Net Loss	$(54)	$(52)

Basic and Diluted loss per share	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net loss - Year ended March 31, 2008 (audited)	-	-	-	(12)	(12)

Exercise of Stock Options – September 2007	28,000	14	9	-	23

Balance, March 31, 2008 (audited)	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,640	55	(55)	-	-

Net loss – Year ended March 31, 2009 (audited)	-		-	(51)	(51)

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year Ended March 31, 2010 (audited)	-	-	-	(73)	(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – Nine months ended December 31, 2010 (unaudited)	-	-	-	$(54)	$(54)

Balance – December 31, 2010 (unaudited)	1,561,022	$781	$8,035	$(8,631)	$185

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2010	2009

Cash Flows from Operating Activities:

Net Loss	$(54)	$(52)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accrued interest receivable	-	2
Accounts payable and accrued expenses	(1)	(6)

Net cash used in operating activities	(55)	(56)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Cash Distribution – August 2009	-	(1,249)

Net changes in cash and cash equivalents	(55)	(1,305)
Cash and cash equivalents, beginning of period	250	1,572
Cash and cash equivalents, end of period	$195	$267

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$-	$5

See notes to financial statements.

FCCC, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2010

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

Basic and diluted loss per common share was calculated using the following number of shares for the nine months ended December 31:

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

During the quarter ended December 31, 2010, the Company had a loss from operations of $(19,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less interest income earned. During the quarter ended December 31, 2009, the loss from operations was $(18,000).  The loss was approximately the same in both periods.

During the nine months ended December 31, 2010 the Company had a loss from operations of ($54,000) compared to a loss in the same period of 2009 of ($47,000).    The increased loss in the current quarter is primarily due to a decrease in interest income received due to lower rates on invested funds and less funds available for investment due to the cash distribution of $1,249,000 in August 2009.

Stockholder’s equity as of December 31, 2010 was $185,000 as compared to $239,000 at March 31, 2010. The decrease is attributable to the net loss incurred by the Company during the nine months ended December 31, 2010.

The Company had cash on hand at December 31, 2010 of $195,000 as compared to $250,000 at March 31, 2010.  The decrease in cash on hand is due to losses sustained by the Company in the current nine months ended December 31, 2010.  The Company used approximately $1,249,000 of cash on hand at June 30, 2009 to pay the special cash distribution on August 7, 2009 (See “Recent Developments” – Page 1).

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2010, through the financial statement issue date of February 4, 2011 and determined that there were no recordable or reportable subsequent events.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010 and for the fiscal year ended March 31, 2010 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

During the Company’s third fiscal quarter ended December 31, 2010 and during the fiscal year ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

By:
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

Dated:   February 7, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.