Form 10-K
period 2011-03-31
FCCC INC
filed 2011-06-13
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

OR

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [_]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.  Large accelerated filer  [_]    Accelerated filer  [_]    Non-accelerated filer  [_]    Smaller Reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No  [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months) or for such shorter period that the registrant was required to submit and post such files).      Yes [_]  No [_]

State issuer’s revenues for its most recent fiscal year ended March 31, 2011:    $ 4,000.

As of March 31, 2011, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $ 160,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock, as of March 31, 2011, was:  1,561,022.

Transitional Small Business Format: Yes [_]  No [X]

FCCC, INC.

FORM 10-K

TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS

PART I
ITEM 1.	Description of Business and Recent Developments	1-2
ITEM 2.	Description of Property	3
ITEM 3.	Legal Proceedings	3
ITEM 4.	Submission of Matters to a Vote of Security Holders	3

PART II
ITEM 5.	Market for Common Equity and Related Stockholder Matters	3-4
ITEM 6.	Management’s Discussion and Analysis or Plan of Operation	4-5
ITEM 7.	Financial Statements	5-16
ITEM 8A.	Controls and Procedures	17
ITEM 8B.	Other Information	17

PART III
ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	18-19
ITEM 10.	Executive Compensation	19-20
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21-23
ITEM 12.	Certain Relationships and Related Transactions	23
ITEM 13.	Exhibits	23
ITEM 14.	Principal Accountant Fees and Services	24

SIGNATURES		25
EXHIBIT INDEX		26
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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS and RECENT DEVELOPMENTS.

General

FCCC, Inc. (Bulletin Board “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut, Telephone Number 203-855-7700. FCCC is authorized to issue 22,000,000 shares of common stock, without par value, stated value $.50 per share. The Company currently has 1,561,022 shares of common stock issued and outstanding at March 31, 2011.

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

After the payment of this special distribution, FCCC, Inc. had cash funds on September 30, 2009 of approximately $284,000 and will continue to seek opportunities, including, without limitation, a merger, reverse merger, acquisition or other financial transaction with an operating business.  The cash funds of the Company at fiscal year end March 31, 2011 were $179,000.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

The Company’s common stock is traded over the counter, and the bid and ask prices of the Company’s stock are quoted on the under the symbol FCIC.OB. Following are the low sales and high sales prices for the Company’s common stock during the fiscal years ended March 31, 2011 and 2010 as quoted on the OTC Bulletin Board.  The information shown below was obtained from Bloomberg Finance, L.P., and Thomson Reuters Reporting Service.

FY Ended March 31, 2011	Low	High
First Quarter	$0.14	$0.19
Second Quarter	0.16	0.11
Third Quarter	0.12	0.15
Fourth Quarter	0.13	0.20

FY Ended March 31, 2010	Low	High
First Quarter	$0.15	$0.15
Second Quarter	0.12	0.29
Third Quarter	0.13	0.21
Fourth Quarter	0.10	0.17

The above quotations do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commissions and may not represent actual transactions.

On March 31, 2011, the closing price for the Company’s common stock was $.20 per share.

Holders

The number of stockholders of record of the Company on March 31, 2011 was approximately 940.

The number of shares of the Company’s common stock outstanding as of March 31, 2011 was 1,561,022.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the year ended March 31, 2011, the Company had a loss from operations of $(70,000) before taxes.  The loss is attributable to the operational and administrative expenses incurred during the year less interest income earned. During the year ended March 31, 2010, the loss from operations was $(67,000) before taxes.  The increase in the loss in the current year is primarily due to a decrease in interest income received due to lower rates on invested funds and lesser funds available for investment due to the cash distribution of $1,249,000 paid in August 2009.   The operating and administrative expenses incurred in the year ended March 31, 2011 was approximately the same as in the year ended March 31, 2010.

During the year ended March 31, 2011 the Company incurred a loss from operations of $(70,000) before taxes compared to a loss from operations of $(67,000) before taxes in the year ended March 31, 2010.  The increase in the loss year ended March 31, 2011 is attributable to:

(A)
Lesser interest income received of $6,000 in the current year as compared to the previous year.  The decrease in the interest received is a result of lesser funds available for investment due to the cash distribution of $1,249,000 made in early August 2009 and lesser rates of interest received on invested funds.

(B)
A decrease in operating and administrative expenses of $3,000 in the year ended March 31, 2011.  This decrease is primarily due to expenses incurred in the year ended March 31, 2011 and other costs in connection with potential reverse merger opportunities which were somewhat less than in the year ended March 31, 2010.

(C)	Taxes paid in the years ended March 31, 2011 and 2010 were $1,000 and $6,000, respectively. The difference is due to the timing in the payment of taxes including estimated taxes.

Liquidity and Capital Resources

Stockholder’s equity as of March 31, 2011 was $168,000 as compared to $ 239,000 at March 31, 2010. The decrease is attributable to the net loss incurred by the Company during the fiscal year ended March 31, 2011.

The Company had cash on hand at March 31, 2011 of $179,000 as compared to $250,000 at March 31, 2010.  The decrease in cash on hand is due to losses sustained by the Company in the year ended March 31, 2011.

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

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	6
FINANCIAL STATEMENTS:
Balance Sheets	7
Statements of Operations	8
Statements of Changes in Stockholders’ Equity	9
Statements of Cash Flows	10
Notes to Financial Statements	11-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders’ of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2011, and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Braver P.C.

Certified Public Accountants
Providence, Rhode Island

Date:  June 13, 2011

FCCC, INC.

BALANCE SHEETS
(Audited)
(Dollars in thousands, except share data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$179	$250

Total current assets	179	250

Other assets	1	1

TOTAL ASSETS	$180	$251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$12	$12

Total current liabilities	12	12

Commitments and contingencies	-	-

TOTAL LIABILITIES	12	12

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at March 31, 2011 and March 31, 2010	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,648)	(8,577)
Total stockholders’ equity	168	239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180	$251

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Audited)
(Dollars in thousands, except share data)

	For the Years Ended March 31,

	2011	2010

Income:
Interest income	$4	$10

Total income	4	10

Expense:
Legal expenses	12	12
Operating and administrative expenses	62	65

Total expense	74	77

(Loss) before income taxes	(70)	(67)
Income tax expense	(1)	(6)

Net (Loss):	$(71)	$(73)

Basic and diluted loss per share:	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Audited)

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2007 (audited)	1,423,382	$712	$9,330	$(8,441)	$1,601

Net Loss – Year ended March 31, 2008 (audited)				(12)	(12)

Exercise of Stock Options – September 2007	28,000	14	9	-	23

Balance, March 31, 2008 (audited)	1,451,382	$726	$9,339	$(8,453)	$1,612

Exercise of Warrants	109,640	55	(55)	-	-

Net Loss – Year ended March 31, 2009 (audited)	-	-	-	(51)	(51)

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year ended March 31, 2010 (audited)	-	-	-	$(73)	$(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net Loss – Year ended March 31, 2011 (audited)	-	-	-	$(71)	$(71)

Balance, March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Audited)
(Dollars in thousands)

	For the Years Ended March 31,

	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(71)	$(73)

Adjustments to reconcile net loss to cash provided by operating activities:
(Decrease) Increase in assets:
Accrued interest receivable	-	2
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	-	(2)

Net cash used in operating activities	$(71)	$(73)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Cash Distribution – August 2009	$-	$(1,249)

Net decrease in cash and cash equivalents	(71)	(1,322)

Cash and cash equivalents, beginning of year	250	1,572
Cash and cash equivalents, end of year	$179	$250

Supplemental cash flow disclosures:
Cash payments of income taxes	$1	$6
Cash payment of interest:	$-	$-

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

The Company maintains cash balances at a number of financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. At various times throughout the year, cash balances may exceed FDIC limits.  At March 31, 2011 there were no uninsured amounts.

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

Advertising:

The Company expenses advertising costs as incurred. Advertising expense from operations was approximately (none) and $700 for the years ended March 31, 2011 and 2010.

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

Basic and diluted loss per common share was calculated using the following number of shares:

	2011	2010

Weighted average number of common shares outstanding	1,561,022	1,561,022

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

Common Stock Warrants:

In June 2003, the Company issued 5-year Warrants (subject to registration rights under certain circumstances) to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant exercise price was adjusted to $.50 per share as a result of the payment of a $.50 per share cash dividend during September 2003. No warrants were issued during the fiscal year ended March 31, 2011 and 2010.

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

Options granted pursuant to the 1999 Plan:

On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant and were fully vested at the date of grant.  Options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. No options were exercised or canceled during the year ended March 31, 2009.  Options for 28,500 shares were cancelled during the year ended March 31, 2010 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.  Options totaling 16,000 expired on May 3, 2011 and no options are currently outstanding under the plan.

Options granted pursuant to the 2002 Plan:

On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined.  All options are currently vested.  No options were exercised during the years ended March 31, 2011 and 2010 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

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

The weighted-average remaining contractual life of the outstanding options is approximately 2 years.

During fiscal 2011 and 2010, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut from an unaffiliated party for $500 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2011 and 2010, respectively.

On July 1, 2003, the Company entered into consulting agreements with the Company’s President and the then Chairman of the Board, or their affiliates. The agreements terminated on July 1, 2006 as defined, and stipulated monthly payments of $2,000 to each consultant plus reasonable and necessary out-of-pocket expense. Fees related to these agreements totaled $24,000 in each of the years ended March 31, 2011 and 2010 respectively.  The Board authorized the extension of the consulting agreement for Mr. Zimmerman, on a month to month basis, on terms and conditions substantially similar to the previous agreement for Mr. Zimmerman, President of the Company.  See “Page 20 – Summary Compensation Table” for additional information.

NOTE 5 - INCOME TAXES:

The income tax provision consists of the following for the years ended March 31, 2010 and 2009:

	2011	2010
Current expense:
Federal	$-	$-
State (tax on capital) – Est. Taxes Paid	1,000	6,000

Total current	1,000	6,000

Deferred expense:
Federal	-	-
State	-	-

Total deferred	-	-

Total tax provision	$1,000	$6,000

At March 31, 2011 and 2010, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

At March 31, 2011, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $ 1,699,507 to be offset against future taxable income through 2030, resulting in a change in the valuation allowance for the years ended December 31, 2011, and 2010 of  ($4,016,493) and ($2,526,000), respectively. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.  As of March 31, 2011, approximately $4,000,000 in net operating losses have expired.  No tax benefits have been recognized in these financial statements.  Provisions for any deferred federal and state tax liabilities are immaterial to these financial statements.

	March 31,
	2011	2010
Net Operating Losses	$1,699,507	$5,716,000

Valuation Allowance	(1,699,507)	(5,716,000)
	$-0-	$-0-

NOTE 6 – SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2011, through the financial statement issue date of June 13, 2011 and determined that there were no recordable or reportable subsequent events.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2011 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter and during the fiscal year ended March 31, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

The directors and executive officers of the Company as of March 31, 2011 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	78	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Jay J. Miller*	78	Secretary and Director	2003
Michael L. Goldman*	50	Director	1998

*Member of Audit Committee

Biographies of Directors and Officers

BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003.  Mr. Zimmerman was also appointed as Treasurer and Principal Financial Officer of the Company in February 2007.  Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm.  Mr. Zimmerman is a Certified Public Accountant and has over 35 years experience in the merger, acquisition and business combination fields.  Since August 2007 Mr. Zimmerman served until February 2011 as Chairman of the Board, President, Chief Executive Officer and Treasurer of St. Lawrence Seaway Corporation, a company engaged in seeking mergers, reverse mergers, acquisitions, or other business combinations and financial transactions and from July 2004 until September 30, 2009 served as President and Chairman of the Borard and as a Director until December 31, 2009 of GVC Venture Corp., a company engaged in similar activities.   Mr. Zimmerman also served as a Director and Chairman of the audit and compensation committees of Sbarro, Inc. for more than 20 years until January 2007 when the company was sold.

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

To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than five percent (5%) stockholders were complied with during the fiscal year ended March 31, 2011.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Jay J. Miller qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2012.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2011, 2010 and 2009 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-K, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year Ended March 31	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen-sation ($)

Bernard Zimmerman	2011	$0	$0	$24,000(1)	$0	0	$0	$0
CEO and President	2010	0	0	24,000(1)	0	0	0	0
	2009	0	0	24,000(1)	0	0	0	0

________________

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

Stock Options

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2011 and 2010 to any named executives.

Compensation of Directors

All Directors, except Mr. Zimmerman, are entitled to receive a fee of $300 per Board meeting. Audit Committee members receive a fee of $300 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

The members of the board as a group, except Mr. Zimmerman, received director fees of $1,800 in total covering the fiscal year ended March 31, 2011.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2011, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options Exercisable Within 60 Days	Total	Percent of Class - Total
5% Stockholders

Walter P. Carucci Uncle Mills Partners (formerly Carucci Family Partnership) c/o Carr Securities Corp. 14 Vanderventer Avenue Port Washington, NY 11050	255,411	(2)	16.36%	-	255,411	16.36%

Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	244,440		15.66%	-	244,440	15.66%

Executive Officers and Directors

Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	241,800	(1)	15.49%	-	241,800	15.49%

Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921		1.08%	31,000	47,921	3.07%

Jay J. Miller 430 East 57th Street New York, NY 10022	-		-	15,000	15,000	0.96%

All directors and executive officers as a group (three persons)	258,721		16.57%	46,000	304,721	18.96%

(1)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(2)
Based upon Schedule 13G/A filed on February 11, 2011, and includes 114,196 shares owned individually by Mr. Carucci as well as the 136,215 shares owned by Uncle Mills Partners.  Carr Securities Corporation owns 5,000 shares.  Mr. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually and by Uncle Mills Partners and by Carr Securities Corp.

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

Options granted pursuant to the 1999 Plan: On May 3, 2001, options to purchase 100,000 shares were granted under the 1999 Plan at an exercise price of $0.64 per share. The options expire ten years from the date of grant. Options to purchase 55,500 shares granted under the 1999 Plan expired by their terms when certain holders thereof ceased to be employees of the Company. As of March 31, 2011, options to purchase 16,000 shares were outstanding under the 1999 Plan. However, on May 3, 2011 these options expired.  No options were exercised during the years ended March 31, 2011 and 2010 and no compensation cost has been recognized for stock options awarded under the 1999 Plan.  Options for 28,500 shares were cancelled during the year ended March 31, 2010.

Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant, and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined.  As of March 31, 2011, options to purchase 30,000 shares were outstanding under the 2002 Plan. No options were exercised during the year ended March 31, 2011 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.  At March 31, 2011, 30,000 options were vested.  Options for 15,000 shares were cancelled during the year ended March 31, 2010.  The exercise price of the 2002 Plan options was reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a special cash distribution of $0.80 per share in August 2009.

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

The following table sets forth, as of the year ended March 31, 2011, information with respect to FCCC’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders
1999 Stock Option Plan (1)	16,000	$0.64	134,000
2002 Stock Option Plan	30,000	$1.05	120,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	46,000	$0.83	254,000

(1)	On May 3, 2011, the outstanding options expired and there are no options outstanding under this plan.

The weighted-average remaining contractual life of the outstanding options is approximately 2 years at March 31, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Braver, P.C. billed the Company $7,500 for the audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 and $7,500 for audit and review of the Company’s 10-K for the year ended March 31, 2010.  Braver also billed the Company $2,000 for its review of each of the 10-Q’s for the quarters ended June 30, September 30 and December 31, 2010 and will bill the Company $7,500 for their audit and review of the Company’s financial statements and Annual Report on Form 10-K for the year ended March 31, 2011.

Audit-Related Fees

None.

Tax Fees

Braver billed the Company $1,500 for the preparation of required federal and state income tax filings for the year ended March 31, 2009 and 2010 and will bill a similar amount for the year ended March 31, 2011.

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

Dated: June 13, 2011
Name: Bernard Zimmerman Title: President, Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 13, 2011
Name: Bernard Zimmerman Title: President, Chief Executive Officer and Principal Financial Officer

Dated: June 13, 2011	/s/ Jay J. Miller
Name: Jay J. Miller Title: Secretary and Director

Dated: June 13, 2011	/s/ Michael L. Goldman
Name: Michael L. Goldman Title: Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002