Form 10-Q
period 2011-06-30
FCCC INC
filed 2011-07-29
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares outstanding of the issuer’s Common Stock, as of July 29, 2011, was: 1,561,022

Transitional Small Business Format: Yes ☐  No ☑

FCCC, INC.

FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2011 (Unaudited)	March 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$167	$179

Total current assets	167	179

Other assets	1	1

TOTAL ASSETS	$168	$180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$13	$12

Total current liabilities	13	12

Commitments and contingencies	-	-

TOTAL LIABILITIES	13	12

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at June 30, 2011 and March 31, 2011	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,661)	(8,648)
Total stockholders’ equity	155	168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168	$180

See notes to financial statements.

FCCC, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,
	2011	2010

Income:
Interest income	$1	$1

Total income	1	1

Expense:
Operating and administrative expenses	11	13
Legal expenses	3	3

Total expense	14	16

Loss before income taxes	$(13)	$(15)
Income tax expense	-	-

Net Loss	$(13)	$(15)

Basic and Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year Ended March 31, 2010 (audited)	-	-	-	(73)	(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – year ended March 31, 2011 (audited)	-	-	-	(71)	(71)

Balance – March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net loss – Three months ended June 30, 2011 (unaudited)	-	-	-	(13)	(13)

Balance – June 30, 2011 (unaudited)	1,561,022	$781	$8,035	$(8,661)	$155

See notes to financial statements.

FCCC, INC
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Loss from operations	$(13)	$(15)

Net Loss	(13)	(15)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	1	1

Net cash used in operating activities	(12)	(14)

Net decrease in cash and cash equivalents	(12)	(14)
Cash and cash equivalents, beginning of period	179	250
Cash and cash equivalents, end of period	$167	$236

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2012 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30,:

	2011	2010

Weighted average number of common shares outstanding	1,561,022	1,561,022

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses requiring the Company to use and thereby reduce its cash balance.  Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $15,000 to $18,000 per quarter.

During the quarter ended June 30, 2011, the Company had a loss from operations of $(13,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended June 30, 2010, the loss from operations was $(15,000).  The decreased loss in the current quarter is primarily due to lesser amounts expended with respect to reverse merger activities.

Stockholder’s equity as of June 30, 2011 was $155,000 as compared to $168,000 at March 31, 2011. The decrease is attributable to the net loss incurred by the Company during the quarter.

The Company had cash on hand at June 30, 2011 of $167,000 as compared to $179,000 at March 31, 2011.  The decrease in cash on hand is primarily due to losses sustained by the Company in the current quarter.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2011, through the financial statement issue date of July 29, 2011 and determined that there were no recordable or reportable subsequent events.

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with an operating business or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which will create operating losses requiring the Company to use and thereby reduce its cash on hand.  See Analysis of Operations and Financial Condition (see page 9).

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2011 and for the fiscal year ended March 31, 2011 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

Date: July 29, 2011	By:
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