Form 10-Q
period 2011-09-30
FCCC INC
filed 2011-11-03
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The number of shares outstanding of the issuer’s Common Stock, as of October 28, 2011, was: 1,561,022

Transitional Small Business Format: Yes ☐ No ☒

FCCC, INC.

FORM 10-Q

INDEX

		PAGE
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets	3
	Statements of Operations	4-5
	Statements of Changes in Stockholders’ Equity	6
	Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8-9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	10

ITEM 3.	CONTROLS AND PROCEDURES	11

	SIGNATURES	12

	EXHIBIT INDEX	13

	EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2011 (Unaudited)	March 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$144	$179

Total current assets	144	179

Other assets	1	1

TOTAL ASSETS	$145	$180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$8	$12

Total current liabilities	8	12

Commitments and contingencies	-	-

TOTAL LIABILITIES	8	12

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at September 30, 2011 and March 31, 2011	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,679)	(8,648)
Total stockholders’ equity	137	168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145	$180

See notes to financial statements.

FCCC, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,
	2011	2010

Income:
Interest income	$1	$1

Total income	1	1

Expense:
Operating and administrative expenses	17	18
Legal expenses	2	3

Total expense	19	21

Loss before income taxes	$(18)	$(20)
Income tax expense	-	-

Net Loss	$(18)	$(20)

Basic and Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,
	2011	2010

Income:
Interest income	$2	$2

Total income	2	2

Expense:
Operating and administrative expenses	28	31
Legal expenses	5	6

Total expense	33	37

Loss before income taxes	(31)	(35)
Income tax expense	-	-

Net Loss	$(31)	$(35)

Basic and Diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year Ended March 31, 2010 (audited)	-	-	-	(73)	(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – year ended March 31, 2011 (audited)	-	-	-	(71)	(71)

Balance – March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net loss – Six months ended September 30, 2011 (unaudited)	-	-	-	(31)	(31)

Balance – September 30, 2011 (unaudited)	1,561,022	$781	$8,035	$(8,679)	$137

See notes to financial statements.

FCCC, INC
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities:

Net Loss	$(31)	$(35)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	(4)	(3)

Net cash used in operating activities	(35)	(38)

Net decrease in cash and cash equivalents	(35)	(38)
Cash and cash equivalents, beginning of period	179	250
Cash and cash equivalents, end of period	$144	$212

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$-	$-

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

NOTE B - RELATED PARTY TRANSACTIONS

The Company currently has one executive officer, who has a consulting arrangement with the Company.  Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses.  Effective August 1, 2011, Mr. Zimmerman reduced his monthly fee to $1,500 per month.  In addition, our legal counsel and our audit firm also instituted fee reductions.  Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis.   Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended September 30:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

During the quarter ended September 30, 2011, the Company had a loss from operations of $(18,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended September 30, 2010, the loss from operations was $(20,000).  The decreased loss in the current quarter is primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company’s professionals.

During the six months ended September 30, 2011 the Company had a loss from operations of $(31,000) compared to a loss from operations in the six months ended September 30, 2010 of $(35,000).  In both six months periods the Company had minimal interest income.  The decrease in the loss in the current six month period is due to lesser amounts expended for reverse merger activities and reductions in fees paid to the Company’s professionals.

Stockholder’s equity as of September 30, 2011 was $137,000 as compared to $168,000 at March 31, 2011. The decrease is attributable to the net loss incurred by the Company during the six months ended September 30, 2011.

The Company had cash on hand at September 30, 2011 of $144,000 as compared to $179,000 at March 31, 2011.  The decrease in cash on hand is primarily due to losses sustained by the Company in the six months ended September 30, 2011.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2011, through the financial statement issue date of  November 2, 2011 and determined that there were no recordable or reportable subsequent events.

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with an operating business or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which will create operating losses requiring the Company to use and thereby reduce its cash on hand.  See Analysis of Operations and Financial Condition (see above).

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2011 and for the fiscal year ended March 31, 2011 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

Date: November 3, 2011	By:
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.