Form 10-K/A
period 2011-03-31
FCCC INC
filed 2012-02-07
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months) or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

State issuer’s revenues for its most recent fiscal year ended March 31, 2011:    $ 4,000.

As of March 31, 2011, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $ 160,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock, as of March 31, 2011, was: 1,561,022.

Transitional Small Business Format:    Yes ☐   No ☒

FCCC, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2011 (the “Original Filing”). The Registrant is filing this Amendment to substitute the below shown item in the second paragraph of Item 8A Controls and Procedures in response to comments received from SEC staff by letters dated January 12, 2012 and January 25, 2012. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer (same person) are filed as exhibits to this Amendment and apply to this Amendment and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

1.         The following replaces the text set forth below the heading Item 8A Controls and Procedures on Page 17 of the Company’s Annual Report as prescribed by Items 307 and 308 of Regulation S-K:

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

2.           The certification in the beginning of Section 4 of Exhibit 31.1 has been changed to the exact form prescribed by Item 601(b)(31) of Regulation S-K

The registrant’s certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant have:

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

Dated: February 7, 2012	By:
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 7, 2012	By:
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

Dated: February 7, 2012	By:	/s/ Jay J. Miller
Name: Jay J. Miller
Title: Secretary and Director

Dated: February 7, 2012	By:	/s/ Michael L. Goldman
Name: Michael L. Goldman
Title: Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002