Form 10-Q/A
period 2011-06-30
FCCC INC
filed 2012-02-07
CIK 730669

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

Transitional Small Business Format: Yes ☐  No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2011 (the “Original Filing”). The Registrant is filing this Amendment in response to comments received from SEC staff by letters dated January 12, 2012 and January 25, 2012.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer (same person) are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.

1. The following replaces the section entitled “Item 3 Controls and Procedures” as prescribed by Items 307 and 308 of Regulation S-K:

ITEM 3.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer who is also the Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this quarterly report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2011 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

During the Company’s first fiscal quarter ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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