Form 10-Q
period 2011-12-31
FCCC INC
filed 2012-02-09
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 2011

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

The number of shares outstanding of the issuer’s Common Stock, as of January 27, 2012, was: 1,561,022

Transitional Small Business Format: Yes ☐  No ☒

FCCC, INC.

FORM 10-Q

INDEX

		Page
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets	3
	Statements of Operations	4-5
	Statements of Changes in Stockholders’ Equity	6
	Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8-9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10

ITEM 3.	CONTROLS AND PROCEDURES	11

	SIGNATURES	13

	EXHIBIT INDEX	14

	EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2011 (Unaudited)	March 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$130	$179

Total current assets	130	179

Other assets	1	1

TOTAL ASSETS	$131	$180

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$9	$12

Total current liabilities	9	12

Commitments and contingencies	-	-

TOTAL LIABILITIES	9	12

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at December 31, 2011 and March 31, 2011	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,694)	(8,648)
Total stockholders’ equity	122	168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131	$180

See notes to financial statements.

FCCC, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,
	2011	2010

Income:
Interest income	$1	$1

Total income	1	1

Expense:
Operating and administrative expenses	14	17
Legal expenses	2	3

Total expense	16	20

Loss before income taxes	$(15)	$(19)
Income tax expense	-	-

Net Loss	$(15)	$(19)

Basic and Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended December 31
	2011	2010

Income:
Interest income	$3	$3

Total income	3	3

Expense:
Operating and administrative expenses	42	48
Legal expenses	7	9

Total expense	49	57

Loss before income taxes	(46)	(54)
Income tax expense	-	-

Net Loss	$(46)	$(54)

Basic and Diluted loss per share	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year Ended March 31, 2010 (audited)	-	-	-	(73)	(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – year ended March 31, 2011 (audited)	-	-	-	(71)	(71)

Balance – March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net loss – Nine months ended December 31, 2011 (unaudited)	-	-	-	(46)	(46)

Balance – December 31, 2011 (unaudited)	1,561,022	$781	$8,035	$(8,694)	$122

See notes to financial statements.

FCCC, INC

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2011	2010

Cash Flows from Operating Activities:

Net Loss	$(46)	$(54)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	(3)	(1)

Net cash used in operating activities	(49)	(55)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net changes in cash and cash equivalents	(49)	(55)
Cash and cash equivalents, beginning of period	179	250
Cash and cash equivalents, end of period	$130	$195

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$-	$-

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

During the quarter ended December 31, 2011, the Company had a loss from operations of $(15,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended December 31, 2010, the loss from operations was $(19,000).  The decreased loss in the current quarter is primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company’s professionals.

During the nine months ended December 31, 2011 the Company had a loss from operations of $(46,000) compared to a loss from operations in the nine months ended December 31, 2010 of $(54,000).  In both nine month periods the Company had minimal interest income.  The decrease in the loss in the current nine month period is due to lesser amounts expended for reverse merger activities and reductions in fees paid to the Company’s professionals.

Stockholder’s equity as of December 31, 2011 was $122,000 as compared to $168,000 at March 31, 2011. The decrease is attributable to the net loss incurred by the Company during the nine months ended December 31, 2011.

The Company had cash on hand at December 31, 2011 of $130,000 as compared to $179,000 at March 31, 2011.  The decrease in cash on hand is primarily due to losses sustained by the Company in the nine months ended December 31, 2011.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2011, through the financial statement issue date of February 9, 2012 and determined that there were no recordable or reportable subsequent events.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

During the Company’s third fiscal quarter ended December 31, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

Dated: February 9, 2012	By:
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.