Form 10-K
period 2012-03-31
FCCC INC
filed 2012-06-12
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months) or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No  ☐

State issuer’s revenues for its most recent fiscal year ended March 31, 2012:  $ 3,000.

As of March 31, 2012, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $240,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock, as of March 31, 2012, was:  1,561,022.

Transitional Small Business Format: Yes  ☐ No   ☒

FCCC, INC.

FORM 10-K

TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS

PART I
ITEM 1.	Description of Business and Recent Developments	1-2
ITEM 1A	Unresolved Staff Comments	2
ITEM 2.	Description of Property	3
ITEM 3.	Legal Proceedings	3
ITEM 4.	Submission of Matters to a Vote of Security Holders	3

PART II
ITEM 5.	Market for Common Equity and Related Stockholder Matters	3-4
ITEM 6.	Management’s Discussion and Analysis or Plan of Operation	4-5
ITEM 7.	Financial Statements	6-17
ITEM 8A.	Controls and Procedures	18-19
ITEM 8B.	Other Information	19

PART III
ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	20-21
ITEM 10.	Executive Compensation	21-22
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23-24
ITEM 12.	Certain Relationships and Related Transactions	24
ITEM 13.	Principal Accountant Fees and Services	24-25
ITEM 14.	Exhibits	25

SIGNATURES		26
EXHIBIT INDEX		27
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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS and RECENT DEVELOPMENTS.

General

FCCC, Inc. (Bulletin Board Symbol “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut, Telephone Number 203-855-7700. FCCC is authorized to issue 22,000,000 shares of common stock, without par value, stated value $.50 per share. The Company currently has 1,561,022 shares of common stock issued and outstanding at March 31, 2012.

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

Employees and Consultants

The Company currently has one executive officer, who has a consulting arrangement with the Company.  Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses.  Effective August 1, 2011, Mr. Zimmerman reduced his monthly fee to $1,500 per month.  Effective April 1, 2012, Mr. Zimmerman has offered and agreed to accept no continuing monthly consulting fees.  Upon the completion of a transaction, the Board of Directors and others involved in such transaction will evaluate any fee payable to Mr. Zimmerman for his services.  In addition, the Company's legal counsel and audit firm also instituted fee reductions.  Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis.  Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

ITEM 1A. UNRESOLVED STAFF COMMENTS.

None

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

The Company’s common stock is traded on the Bulletin Board, and the bid and ask prices of the Company’s stock are quoted under the symbol FCIC.OB. The following are the low and high sales prices for the Company’s common stock during the fiscal years ended March 31, 2012 and 2011 as quoted on the OTC Bulletin Board.  The information shown below was obtained from Bloomberg Finance, L.P., and Thomson Reuters Reporting Service.

FY Ended March 31, 2012	Low	High
First Quarter	$0.20	$0.51
Second Quarter	0.20	0.50
Third Quarter	0.20	0.32
Fourth Quarter	0.25	0.37

FY Ended March 31, 2011	Low	High
First Quarter	$0.14	$0.19
Second Quarter	0.16	0.11
Third Quarter	0.12	0.15
Fourth Quarter	0.13	0.20

The above quotations do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commissions and may not represent actual transactions.

On  March 31, 2012, the closing price for the Company’s common stock was $.30 per share.

Holders

The number of stockholders of record of the Company on March 31, 2012 was approximately 930.

The number of shares of the Company’s common stock outstanding as of March 31, 2012 was 1,561,022.

Dividends and Distributions

The Company may or may not pay cash dividends or make other distributions in the future depending on a number of factors.  The Company may, however, pay a cash dividend or other distribution as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for  the benefit of all shareholders at any time.

Transfer Agent

The transfer agent of the Company's common stock is Registrar & Transfer Company.

Equity Compensation Plan

The Company’s equity compensation plan is the 2002 Stock Option Plan described in item 11 of this annual report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2012.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Plan of Operation

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business.  Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company will continue to incur a loss of between $12,000 to $18,000 per quarter.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the year ended March 31, 2012, the Company had a loss from operations of $(60,000) before taxes.  The loss is attributable to the operational and administrative expenses incurred during the year less interest income earned. During the year ended March 31, 2011, the loss from operations was $(70,000) before taxes.  The decrease in the loss in the current year is primarily due to a decrease in interest income received due to lower rates on invested funds and lesser funds available for investment, and operating and administrative expenses incurred in the year ended March 31, 2012 of $11,000 less than in the year ended March 31, 2011 primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company professionals.

During the year ended March 31, 2012 the Company incurred a loss from operations of $(60,000) before taxes compared to a loss from operations of $(70,000) before taxes in the year ended March 31, 2011.  The decrease in the loss for the year ended March 31, 2012 is attributable to:

(A)
Lesser interest income received of $1,000 in the current year as compared to the previous year.  The decrease in the interest received is a result of lesser funds available for investment and lesser rates of interest received on invested funds.

(B)
A decrease in legal, and operating and administrative expenses of $11,000 in the year ended March 31, 2012.  This decrease is primarily due to expenses incurred in the year ended March 31, 2012 and other costs in connection with potential reverse merger opportunities which were somewhat less than in the year ended March 31, 2011 and reductions in fees paid to the Company professionals.

(C)
Taxes paid in the years ended March 31, 2012 and 2011 were $-0- and $1,000, respectively.  The difference is due to the timing in the payment of taxes including estimated taxes and amounts paid in the previous year.

Liquidity and Capital Resources

Stockholder’s equity as of March 31, 2012 was $108,000 as compared to $ 168,000 at March 31, 2011. The decrease is attributable to the net loss incurred by the Company during the fiscal year ended March 31, 2012.

The Company had cash on hand at March 31, 2012 of $117,000 as compared to $179,000 at March 31, 2011.  The decrease in cash on hand is primarily due to losses sustained by the Company in the year ended March 31, 2012.

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

ITEM 7.  FINANCIAL STATEMENTS.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders’ of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2012. FCCC, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2012, and 2011, and the results of its operations and its cash flows for each of the  years in the two-year period ended March 31, 2012, , in conformity with accounting principles generally accepted in the United States of America.

/s/ Braver P.C.

Certified Public Accountants
Providence, Rhode Island

Date:  June 12, 2012

FCCC, INC.

BALANCE SHEETS
(Audited)
(Dollars in thousands, except share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$117	$179

Total current assets	117	179

Other assets	1	1

TOTAL ASSETS	$118	$180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$10	$12

Total current liabilities	10	12

Commitments and contingencies	-	-

TOTAL LIABILITIES	10	12

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at March 31, 2012 and March 31, 2011	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,708)	(8,648)
Total stockholders’ equity	108	168

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118	$180

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Audited)
(Dollars in thousands, except share data)

	For the Years Ended March 31,
	2012	2011

Income:
Interest income	$3	$4

Total income	3	4

Expense:
Legal expenses	10	12
Operating and administrative expenses	53	62

Total expense	63	74

(Loss) before income taxes	(60)	(70)
Income tax expense	--	(1)

Net (Loss):	$(60)	$(71)

Basic and diluted loss per share:	$(0.04)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	1,561,022	1,561,022

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Audited)

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year ended March 31, 2010 (audited)	-	-	-	$(73)	$(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net Loss – Year ended March 31, 2011 (audited)	-	-	-	$(71)	$(71)

Balance, March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net Loss – Year ended March 31, 2012 (audited)	-	-	-	$(60)	$(60)

Balance, March 31, 2012 (audited)	1,561,022	$781	$8,035	$(8,708)	$108

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Audited)
(Dollars in thousands)

	For the Years Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(60)	$(71)

Adjustments to reconcile net loss to cash provided by operating activities:
Decrease in liabilities:
Accounts payable and accrued expenses	(2)	-

Net cash used in operating activities	$(62)	$(71)

Cash Flows From Investing Activities:	-	-
Cash Flows from Financing Activities:	-	-
Net changes in cash and cash equivalents	(62)	(71)

Cash and cash equivalents, beginning of year	179	250
Cash and cash equivalents, end of year	$117	$179

Supplemental cash flow disclosures:
Cash payments of income taxes	$-	$1
Cash payment of interest:	$-	$-

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

The Company maintains cash balances at a number of financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. At various times throughout the year, cash balances may exceed FDIC limits.  At March 31, 2012 there were no uninsured amounts.

Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Dividends

The Company may or may not pay cash dividends or make other distributions in the future depending on a number of factors.  The Company may, however, pay a cash dividend or other distribution as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for  the benefit of all shareholders at any time.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB Accounting Standard Codification, (“ASC”), 740 (Income Taxes) This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was approximately $1,525 and $700 for the years ended March 31, 2012 and 2011.

Earnings Per Common Share:

The Company follows FASB ASC 260 ( “Earnings Per Share”. ASC 260 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares:

	2012	2011

Weighted average number of common shares outstanding	1,561,022	1,561,022

Stock Based Compensation:

The company adopted “Share-Based Payment” FASB ASC 718 (ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  For the Company, this statement was effective as of April 1, 2006.  The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date.  The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The Company does not expect to record any significant expenses under ASC 718 for options currently outstanding.  However, the amount of expense recorded under ASC 718 will depend upon the number of options granted in the future and their valuation.

Revenue and Cost Recognition

The Company’s only source of revenue is interest income earned from the money market account held at  a financial institution. This income is recognized at the end of each month.

The Company has filed all income tax returns since inception.

Common Stock Warrants:

In June 2003, the Company issued 5-year Warrants (subject to registration rights under certain circumstances) to purchase an aggregate of 200,000 shares of Common Stock, exercisable at a price of $1.00 per share, at a purchase price of $.01 per Warrant. The exercise price of the warrants is subject to adjustment as defined. The warrant exercise price was adjusted to $.50 per share as a result of the payment of a $.50 per share cash dividend during September 2003. No warrants were issued during the fiscal year ended March 31, 2012 and 2011.

In April 2008 and May 2008, respectively, all outstanding Warrants at that time (200,000) were exercised through the cashless exercise provisions of the Warrants resulting in 53,600 and 56,140 common shares being issued to Bernard Zimmerman, President and Martin Cohen, then a Director of the Company respectively or their affiliates.

Recently Issued Accounting Pronouncements:

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Fair Value of Financial Instruments:

The company follows FASB ASC 825 “Fair Value of Financial Instruments”, which requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

STOCK BASED COMPENSATION:

The company adopted “Share-Based Payment”, FASB ASC 718 ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  For the Company, this statement was effective as of April 1, 2006.  The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date.  The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The Company was not required to record any expenses under ASC 718 for share based awards currently outstanding.  However, the amount of expense recorded under ASC 718 will depend upon the number of share based awards granted in the future and their valuation.

NOTE 3 - STOCK OPTIONS

The Company has one stock option plan.  The 2002 Equity Incentive Plan (the 2002 Plan) was adopted in 2003. The Company has reserved 150,000 shares of stock for grants under the 2002 plan. Pursuant to the Plan, the Company’s employees, officers, consultants, and directors are eligible to receive grants of incentive and/or non-incentive stock options. The Plan provides that the maximum term for options granted under the Plans is ten years and that the exercise price for the options may not be less than the fair market value of the Company’s common stock on the date of grant.

Options granted pursuant to the 2002 Plan:

On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined.  All options are currently vested.  No options were exercised during the years ended March 31, 2012 and 2011 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Options for 15,000 shares were cancelled during the year ended March 31, 2010.  The exercise price of the 2002 Plan options were reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a cash distribution to stockholders of $0.80 per share in August 2009.  Options for 30,000 shares are currently outstanding under this plan.

The weighted-average remaining contractual life of the outstanding options is approximately 1 year.

During fiscal 2012 and 2011, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut from an unaffiliated party for $500 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2012 and 2011, respectively.

The Company currently has one executive officer, who has a consulting arrangement with the Company.  Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary our-of-pocket expenses.  Effective August 1, 2011, Mr. Zimmerman reduced his monthly fee to $1,500 per month.  Effective April 1, 2012, Mr. Zimmerman has offered and agreed to accept no continuing monthly consulting fees.  Upon the completion of a transaction, the Board of Directors and others involved the such transaction will evaluate any fee payable to Mr. Zimmerman for his services.  In addition, our legal counsel and our audit firm also instituted fee reductions.  Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis.  Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

NOTE 5 - INCOME TAXES:

The income tax provision consists of the following for the years ended March 31, 2012 and 2011:

	2012	2011
Current expense:
Federal	$-	$-
State (tax on capital) – Est. Taxes Paid	-	1,000

Total current	-	1,000

Deferred expense:
Federal	-	-
State	-	-

Total deferred	-	-

Total tax provision	$-	$1,000

At March 31, 2012 and 2011, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

At March 31, 2012, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $1,082,333 to be offset against future taxable income through 2030, resulting in a change in the valuation allowance for the years ended March 31, 2012, and 2011 of  ($617,174) and ($4,016,193), respectively. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.  As of March 31, 2012, approximately $680,000 in net operating losses have expired.  No tax benefits have been recognized in these financial statements.  Provisions for any deferred federal and state tax liabilities are immaterial to these financial statements.

	March 31,
	2012	2011

Net Operating Losses	$1,082,333	$1,699,507

Valuation Allowance	(1,082,333)	(1,699,507)

	$-0-	$-0-

NOTE 6 – SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2012, through the financial statement issue date of June 12, 2012 and determined that there were no recordable or reportable subsequent events

ITEM 8A.  CONTROLS AND PROCEDURES.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2012 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated  Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

During the Company’s fiscal year and fourth fiscal quarter ended March 31, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

The directors and executive officers of the Company as of March 31, 2012 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	79	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Jay J. Miller*	79	Secretary and Director	2003
Michael L. Goldman*	51	Director	1998
_______
*Member of Audit Committee

Biographies of Directors and Officers

BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003.  Mr. Zimmerman was also appointed as Treasurer and Principal Financial Officer of the Company in February 2007.  Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm.  Mr. Zimmerman is a Certified Public Accountant and has over 40 years experience in the merger, acquisition and business combination fields.  Since August 2007 Mr. Zimmerman served until February 2011 as Chairman of the Board, President, Chief Executive Officer and Treasurer of St. Lawrence Seaway Corporation, a company engaged in seeking mergers, reverse mergers, acquisitions, or other business combinations and financial transactions and from July 2004 until September 30, 2009 served as President and Chairman of the Board and as a Director until December 31, 2009 of GVC Venture Corp., a company engaged in similar activities.   Mr. Zimmerman also served as a Director and Chairman of the audit and compensation committees of Sbarro, Inc. for more than 20 years until January 2007 when the company was sold.

JAY J. MILLER became Secretary and a Director of FCCC in July 2003. Mr. Miller is an attorney in private practice, and serves as a Director of AmTrust Financial Services, Inc., an insurance holding company and its affiliated property and casualty insurance companies as well as a Director of One West Bank FSB, a large Southern California bank.

MICHAEL L. GOLDMAN has served as a Director of the Company since 1998 and is the former Assistant Secretary of the Company. Mr. Goldman is the Managing Principal of the law firm of Goldman, Gruder & Woods, LLC. Mr. Goldman is also a Manager of First Connecticut Capital, LLC, a company engaged in the business of making and servicing mortgage loans.

Board of Directors and Corporate Governance

The Company's Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management. All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.  The Company has not held an annual meeting since 2003.

Committees of the Board

Audit Committee. FCCC’s Board of Directors has established an Audit Committee. The Audit Committee meets with management and FCCC’s independent auditors to determine the adequacy of internal controls and other financial reporting matters.  Members of the Committee are Jay J. Miller and Michael Goldman.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

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

Code of Ethics

FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2013.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2012, 2011 and 2010 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-K, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Fiscal Year Ended March 31	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen-sation ($)

Bernard Zimmerman	2012	$0	$0	$20,000	(1)	$0	0	$0	$0
CEO and President	2011	0	0	24,000	(1)	0	0	0	0
	2010	0	0	24,000	(1)	0	0	0	0

(1)
Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman, receives a consulting fee pursuant to a consulting agreement with the Company, dated July 1, 2003, to provide consulting services with respect to the business and finances of the Company. The consulting agreement expired on July 1, 2006 and has been authorized by the Board to continue on a month to month basis.  See Page 2 for current status.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2012 and 2011 to any named executives.

Compensation of Directors

All Directors, except Mr. Zimmerman, are entitled to receive a fee of $225 per Board meeting. Audit Committee members receive a fee of $225 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

The members of the Board as a group, except Mr. Zimmerman, received director fees of $2,250 in total covering the fiscal year ended March 31, 2012.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2012, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options Exercisable Within 60 Days	Total	Percent of Class - Total
5% Stockholders

Walter P. Carucci Uncle Mills Partners (formerly Carucci Family Partnership)	251,511	(2)	16.11%	-	251,511	16.11%
c/o Carr Securities Corp. 14 Vanderventer Avenue Port Washington, NY 11050

Martin Cohen	244,440		15.66%	-	244,440	15.66%
27 E. 65th Street Suite 11A New York, NY 10021

Executive Officers and Directors

Bernard Zimmerman	241,800	(1)	15.49%	-	241,800	15.49%
18 High Meadow Road Weston, CT 06883

Michael L. Goldman	16,921		1.08%	15,000	31,921	2.04%
11 Skytop Drive Trumbull, CT 06611

Jay J. Miller	-		-	15,000	15,000	0.96%
430 East 57th Street New York, NY 10022

All directors and executive officers as a group (three persons)	258,721		16.57%	30,000	288,721	18.50%

(1)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(2)
Based upon Schedule 13G/A filed on February 9, 2012, and includes 114,196 shares owned individually by Mr. Carucci as well as the 136,215 shares owned by Uncle Mills Partners.  Carr Securities Corporation owns 1,100 shares.  Mr. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually and by Uncle Mills Partners and by Carr Securities Corp.

(3)	Percentages shown above may have been rounded.

Securities Authorized For Issuance Under Equity Compensation Plans

Stock Option Plan

Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant, and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined.  As of March 31, 2012, options to purchase 30,000 shares were outstanding and fully vested under the 2002 Plan. No options were exercised during the year ended March 31, 2012 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.  The exercise price of the 2002 Plan options was reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a special cash distribution of $0.80 per share in August 2009.

The following table sets forth, as of the year ended March 31, 2012, information with respect to FCCC’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plan approved by security holders
2002 Stock Option Plan	30,000	$0.25	120,000

The weighted-average remaining on the contractual life of the outstanding options is approximately one year at March 31, 2012.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13 .  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Braver, P.C. billed the Company $7,500 for the audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  Braver also billed the Company $2,000 for its review of the 10-Q’s for the quarter ended June 30 and $1,500 each for the quarters ended September 30 and December 31, 2011 and will bill the Company $5,000 for their audit and review of the Company’s financial statements and Annual Report on Form 10-K for the year ended March 31, 2012.

Audit-Related Fees

None.

Tax Fees

Braver billed the Company $1,500 for the preparation of required federal and state income tax filings for the year ended March 31, 2010 and 2011 and will bill a similar amount for the year ended March 31, 2012.

All Other Fees

Each of the permitted non-audit services will be pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve the fees and other significant compensation to be paid to the independent auditors.

ITEM 14.  EXHIBITS.  (see pages 28-30 )

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL data files

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Dated: June 12, 2012
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 12, 2012
Name: Bernard Zimmerman
Title: President, Chief Executive Officer, Principal Financial Officer and Director

Dated: June 12, 2012	/s/ Jay J. Miller
Name: Jay J. Miller
Title: Secretary and Director

Dated: June 12, 2012	/s/ Michael L. Goldman
Name: Michael L. Goldman
Title: Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.