Form 10-Q
period 2012-06-30
FCCC INC
filed 2012-08-03
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☑   No ☐

The number of shares outstanding of the issuer’s Common Stock, as of June 30, 2012, was: 1,561,022

Transitional Small Business Format: Yes ☐  No ☑

FCCC, INC.

FORM 10-Q

INDEX

		Page
ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Statements of Changes in Stockholders’ Equity	6
	Notes to Condensed Financial Statements	7-8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	CONTROLS AND PROCEDURES	10

	SIGNATURES	11

	EXHIBIT INDEX	12

	EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

FCCC, INC.

BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2012 (Unaudited)	March 31, 2012 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$111	$117

Total current assets	111	117

Other assets	1	1

TOTAL ASSETS	$112	$118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$13	$10

Total current liabilities	13	10

Commitments and contingencies	-	-

TOTAL LIABILITIES	13	10

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at June 30, 2012 and March 31, 2012	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,717)	(8,708)
Total stockholders’ equity	99	108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112	$118

See notes to financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,
	2012		2011
Income:
Interest income	$	(a)-	$1

Total income		-	1

Expense:
Operating and administrative expenses		7	11
Legal expenses		2	3

Total expense		9	14

Loss before income taxes		$(9)	$(13)
Income tax expense		-	-

Net Loss		$(9)	$(13)

Basic and Diluted loss per share		$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted		1,561,022	1,561,022

(a)	Less than $1,000.

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Loss from operations	$(9)	$(13)
Net Loss	(9)	(13)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	(3)	(1)

Net cash used in operating activities	(6)	(12)

Net decrease in cash and cash equivalents	(6)	(12)
Cash and cash equivalents, beginning of period	117	179
Cash and cash equivalents, end of period	$111	$167

See notes to financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year Ended March 31, 2010 (audited)	-	-	-	(73)	(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – year ended March 31, 2011 (audited)	-	-	-	(71)	(71)

Balance – March 31, 2011(audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net loss – Year ended March 31, 2012 (audited)	-	-	-	(60)	(60)

Balance – March 31, 2012 (audited)	1,561,022	$781	$8,035	$(8,708)	$108

Net loss – 3 Months Ended June 30, 2012 (unaudited)	-	-	-	(9)	(9)

Balance, June 30, 2012 (unaudited)	1,561,022	$781	$8,035	$(8,717)	$99

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2013 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

NOTE B - RELATED PARTY TRANSACTIONS

Employees and Consultants

The Company currently has one executive officer, who has a consulting arrangement with the Company.  Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses.  Effective August 1, 2011, Mr. Zimmerman reduced his monthly fee to $1,500 per month.  Effective April 1, 2012, Mr. Zimmerman has offered and agreed to accept no continuing monthly consulting fees.  Upon the completion of a transaction, the Board of Directors and others involved in such transaction will evaluate any fee payable to Mr. Zimmerman for his services.   In addition, the Company’s legal counsel and audit firm also instituted fee reductions.  Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis.   Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

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

Earnings Per Common Share:

The Company follows FASB ASC 260 “Earnings Per Share”. ASC 260 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2012 and June 30, 2011:

	2012	2011

Weighted average number of common shares outstanding	1,561,022	1,561,022

Share Based Awards:

The Company adopted “Share-Based Payment” FASB ASC 718.  ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  For the Company, this statement was effective as of April 1, 2006.  The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date.  The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, based on the requirements of ASC 718, for all awards granted to employees prior to the effective date that remain unvested on the effective date.  The Company does not expect to record any significant expenses under ASC 718 for options currently outstanding.  However, the amount of expense recorded under ASC 718 will depend upon the number of options granted in the future and their valuation.

NOTE D - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2012, and determined that there were no recordable or reportable subsequent events.

ITEM 1 (B).  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses requiring the Company to use and thereby reduce its cash balance.  Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $10,000 to $14,000 per quarter.

During the quarter ended June 30, 2012, the Company had a loss from operations of $(9,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended June 30, 2011, the loss from operations was $(13,000).  The decreased loss in the current quarter is primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company’s professionals on all levels.

Stockholders’ equity as of June 30, 2012 was $99,000 as compared to $108,000 at March 31, 2012. The decrease is attributable to the net loss incurred by the Company during the three months ended June 30, 2012.

The Company had cash on hand at June 30, 2012 of $111,000 as compared to $117,000 at March 31, 2012.  The decrease in cash on hand is primarily due to losses sustained by the Company in the three months ended June 30, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2012 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Changes in internal controls over financial reporting

During the Company’s first fiscal quarter ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with an operating business or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which will create operating losses requiring the Company to use and thereby reduce its cash on hand.  See Analysis of Operations and Financial Condition (Page 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

Dated: August 3, 2012	By:
Bernard Zimmerman
President, Chief Executive Officer and
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.