Form 10-Q
period 2012-09-30
FCCC INC
filed 2012-11-09
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares outstanding of the issuer’s Common Stock, as of September 30, 2012, was: 1,561,022

Transitional Small Business Format: Yes ☐  No ☒

FCCC, INC.

FORM 10-Q

INDEX

		Page
ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets	3
	Statements of Operations	4-5
	Statements of Cash Flows	6
	Statements of Changes in Stockholders’ Equity	7
	Notes to Condensed Financial Statements	8-9

ITEM 1(B).	UNRESOLVED STAFF COMMENTS	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	CONTROLS AND PROCEDURES	11

ITEM 4.	MINE SAFETY DISCLOSURES	12

	SIGNATURES	13

	EXHIBIT INDEX	14

	EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

FCCC, INC.
BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2012 (Unaudited)	March 31, 2012 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$98	$117

Total current assets	98	117

Other assets	1	1

TOTAL ASSETS	$99	$118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$9	$10

Total current liabilities	9	10

Commitments and contingencies	-	-

TOTAL LIABILITIES	9	10

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at September 30, 2012 and March 31, 2012	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,726)	(8,708)
Total stockholders’ equity	90	108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99	$118

See notes to financial statements

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,
	2012	2011

Income:
Interest income	$1	$2

Total income	1	2

Expense:
Operating and administrative expenses	15	28
Legal expenses	4	5

Total expense	19	33

Loss before income taxes	(18)	(31)
Income tax expense	-	-

Net Loss	$(18)	$(31)

Basic and Diluted loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	1,561,022	1,561,022

See notes to financial statements

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,
	2012		2011

Income:
Interest income	$	(a)-	$1

Total income		-	1

Expense:
Operating and administrative expenses		8	17
Legal expenses		2	2

Total expense		10	19

Loss before income taxes		$(10)	$(18)
Income tax expense		-	-

Net Loss		$(10)	$(18)

Basic and Diluted loss per share		$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted		1,561,022	1,561,022
__________
(a)	Less than $1,000.

See notes to financial statements

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities:

Net Loss	$(18)	$(31)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	(1)	(4)

Net cash used in operating activities	(19)	(35)

Net decrease in cash and cash equivalents	(19)	(35)
Cash and cash equivalents, beginning of period	117	179
Cash and cash equivalents, end of period	$98	$144

See notes to financial statements

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2009 (audited)	1,561,022	$781	$9,284	$(8,504)	$1,561

Net Loss – Year Ended March 31, 2010 (audited)	-	-	-	(73)	(73)

Cash Distribution – August 2009	-	-	(1,249)	-	(1,249)

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – year ended March 31, 2011 (audited)	-	-	-	(71)	(71)

Balance – March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net loss – Year ended March 31, 2012 (audited)	-	-	-	(60)	(60)

Balance – March 31, 2012 (audited)	1,561,022	$781	$8,035	$(8,708)	$108

Net loss – 6 Months Ended September 30, 2012 (unaudited)	-	-	-	(18)	(18)

Balance, September 30, 2012 (unaudited)	1,561,022	$781	$8,035	$(8,726)	$90

See notes to financial statements

FCCC, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS   (Unaudited)
September 30, 2012

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

NOTE C – NEW PRONOUNCEMENTS AND SHARE BASED AWARDS

Recently Issued Accounting Pronouncements:

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company has addressed this accounting pronouncement and it did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash-a consensus of the FASB Emerging Issues Task Force,(Topic 505). This Accounting Standards Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earning Per Share). Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company has addressed this accounting pronouncement and it did not have a material impact on the Company’s financial statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04).  This update provides guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements.  In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements.  ASU 2011-04 became effective for the Company’s fiscal year 2012.  The Company has addressed this accounting pronouncement and it did not have a material impact on the Company’s financial statements.

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

Basic and diluted loss per common share was calculated using the following number of shares for the six months ended September 30, 2012 and September 30, 2011:

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

NOTE D - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through “filing date”, and determined that there were no recordable or reportable subsequent events.

ITEM 1 (B).  UNRESOLVED STAFF COMMENTS

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses requiring the Company to use and thereby reduce its cash balance.  Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $10,000 to $15,000 per quarter.

During the quarter ended September 30, 2012, the Company had a loss from operations of $(10,000).  The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended September 30, 2011, the loss from operations was $(18,000).  The decreased loss in the current quarter is primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company’s professionals on all levels.

During the six months ended September 30, 2012 the Company had a loss from operations of $(18,000) compared to a loss from operations in the six months ended September 30, 2011 of $(31,000).  In both six months periods the Company had minimal interest income.  The decrease in the loss in the current six month period is due to lesser amounts expended for reverse merger activities and reductions in fees paid to the Company’s professionals on all levels.

Stockholders’ equity as of September 30, 2012 was $90,000 as compared to $108,000 at March 31, 2012. The decrease is attributable to the net loss incurred by the Company during the six months ended September 30, 2012.

The Company had cash on hand at September 30, 2012 of $98,000 as compared to $117,000 at March 31, 2012.  The decrease in cash on hand is primarily due to losses sustained by the Company in the six months ended September 30, 2012.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution is subject to the discretion of the Company’s Board of Directors.  At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2012 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Changes in internal controls over financial reporting

During the Company’s second quarter and  six months ended September 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PLAN OF OPERATION

As noted above, the Company has limited operations. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with an operating business or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, which will create operating losses requiring the Company to use and thereby reduce its cash on hand.  See Analysis of Operations and Financial Condition (Page 10).

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

Date: November 9, 2012	By:
Bernard Zimmerman
President, Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.