Form 10-K
period 2013-03-31
FCCC INC
filed 2013-06-14
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

Commons Stock
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

State issuer’s revenues for its most recent fiscal year ended March 31, 2013:  $ 1,000.

As of March 31, 2013, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $133,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock, as of March 31, 2013, was: 1,561,022.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS AND RECENT DEVELOPMENTS.

General

FCCC, Inc. (Bulletin Board Symbol “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut, Telephone Number 203-855-7700. FCCC is authorized to issue 22,000,000 shares of common stock, without par value, stated value $.50 per share. The Company currently has 1,561,022 shares of common stock issued and outstanding at March 31, 2013.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS AND RECENT DEVELOPMENTS (CONTINUED).

ITEM 1A. RISK FACTORS.

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of FCCC with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of FCCC following reorganization or other financial transaction. As part of such a transaction, some or all of FCCC’s existing directors may resign and new directors may be appointed. The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated. (See Page 5 – Plan of Operation)

Competition

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

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

ITEM 3A. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter or the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

The Company’s common stock is traded on the Bulletin Board, and the bid and ask prices of the Company’s stock are quoted under the symbol FCIC.OB. The following are the low and high sales prices for the Company’s common stock during the fiscal years ended March 31, 2013 and 2012 as quoted on the OTC Bulletin Board. The information shown below was obtained from Bloomberg Finance, L.P., (through Maxim Group, LLC.) and Thomson Reuters Reporting Service.

FISCAL YEAR ENDED March 31, 2012	Low	High
First Quarter	$0.20	$0.51
Second Quarter	$0.20	$0.50
Third Quarter	$0.20	$0.32
Fourth Quarter	$0.25	$0.37

FISCAL YEAR ENDED March 31, 2013	Low	High
First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.27
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.15	$0.17

PART II (CONTINUED)

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED).

Price Range of Common Stock (Continued)

The above quotations do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commissions and may not represent actual transactions.

On March 31, 2013, the closing price for the Company’s common stock was $.17 per share.

Holders
The number of stockholders of record of the Company on March 31, 2013 was approximately 820.

The number of shares of the Company’s common stock outstanding as of March 31, 2013 was 1,561,022.

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

Transfer Agent

The transfer agent of the Company’s common stock is Registrar & Transfer Company.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Plan of Operation

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company will continue to incur a loss of between $10,000 to $15,000 per quarter.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the year ended March 31, 2013, the Company had a loss from operations of $(37,000) before taxes. The loss is attributable to the operational and administrative expenses incurred during the year less interest income earned. During the year ended March 31, 2012, the loss from operations was $(60,000) before taxes. The decrease in the loss in the current year is primarily due to a decrease in interest income received due to lower rates on invested funds and lesser funds available for investment, and operating and administrative expenses incurred in the year ended March 31, 2013 of $25,000 less than in the year ended March 31, 2012 primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company professionals.

During the year ended March 31, 2013 the Company incurred a loss from operations of $(37,000) before taxes compared to a loss from operations of $(60,000) before taxes in the year ended March 31, 2013. The decrease in the loss for the year ended March 31, 2013 is attributable to:

(A)
Lesser interest income received of $2,000 in the current year as compared to the previous year. The decrease in the interest received is a result of lesser funds available for investment and lesser rates of interest received on invested funds.

(B)
A decrease in legal, and operating and administrative expenses of $25,000 in the year ended March 31, 2013. This decrease is primarily due to expenses incurred in the year ended March 31, 2013 and other costs in connection with potential reverse merger opportunities which were less than in the year ended March 31, 2012 and reductions in fees paid to the Company professionals.

(C)	Taxes paid in the years ended March 31, 2013 and 2012 were $-0- in both years.

Liquidity and Capital Resources

Stockholders’ equity as of March 31, 2013 was $71,000 as compared to $108,000 at March 31, 2012. The decrease is attributable to the net loss incurred by the Company during the fiscal year ended March 31, 2013.

The Company had cash on hand at March 31, 2013 of $79,000 as compared to $117,000 at March 31, 2012. The decrease in cash on hand is primarily due to losses sustained by the Company in the fiscal year ended March 31, 2013.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any additional cash distributions or dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Page (s)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	7
FINANCIAL STATEMENTS:
Balance Sheets	8
Statements of Operations	9
Statements of Changes in Stockholders’ Equity	10
Statements of Cash Flows	11
Notes to Financial Statements	12-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders’ of FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheets of FCCC, Inc. (the Company) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2013. FCCC, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2013, and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Braver P.C.

Certified Public Accountants
Providence, Rhode Island

Date: June 14, 2013

FCCC, INC.

BALANCE SHEETS
MARCH 31, 2013 AND 2012
(Dollars in thousands, except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$79	$117

Total current assets	79	117

Other assets	1	1

TOTAL ASSETS	$80	$118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$9	$10

Total current liabilities	9	10

Commitments and contingencies	-	-

TOTAL LIABILITIES	9	10

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at March 31, 2013 and March 31, 2012	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,745)	(8,708)
Total stockholders’ equity	71	108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80	$118

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Dollars in thousands, except share data)

	2013	2012

Income:
Interest income	$1	$3

Total income	1	3

Expense:
Legal expenses	8	10
Operating and administrative expenses	30	53

Total expense	38	63

Loss before income taxes	(37)	(60)
Income tax expense	--	--

Net Loss:	$(37)	$(60)

Basic and diluted loss per share:	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	1,561,022	1,561,022

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2011 TO MARCH 31, 2013

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net Loss – Year ended March 31, 2011 (audited)	-	-	-	$(71)	$(71)

Balance, March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net Loss – Year ended March 31, 2012 (audited)	-	-	-	$(60)	$(60)

Balance, March 31, 2012 (audited)	1,561,022	$781	$8,035	$(8,708)	$108

Net Loss – Year ended March 31, 2013 (audited)	-	-	-	$(37)	$(37)

Balance, March 31, 2013 (audited)	1,561,022	$781	$8,035	$(8,745)	$71

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Dollars in thousands)

	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(37)	$(60)

Adjustments to reconcile net loss to cash provided by operating activities:
Decrease in liabilities:
Accounts payable and accrued expenses	(1)	(2)

Net cash used in operating activities	(38)	(62)

Cash Flows From Investing Activities:	-	-
Cash Flows from Financing Activities:	-	-
Net changes in cash and cash equivalents	(38)	(62)

Cash and cash equivalents, beginning of year	117	179
Cash and cash equivalents, end of year	$79	$117

Supplemental cash flow disclosures:
Cash payments of income taxes	$-	$-
Cash payment of interest	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Company maintains cash balances at a number of financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at each institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2013 there were no uninsured amounts.

Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Dividends:

The Company may or may not pay cash dividends or make other distributions in the future depending on a number of factors. The Company may, however, pay a cash dividend or other distribution as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders at any time.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB Accounting Standard Codification, (“ASC”), 740 (Income Taxes) This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting basis of certain assets and liabilities.

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was $-0- and $1,525 for the years ended March 31, 2013 and 2012.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings Per Common Share:

The Company follows FASB ASC 260 (“Earnings Per Share”. ASC 260 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares:

	2013	2012

Weighted average number of common shares outstanding	1,561,022	1,561,022

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

Revenue and Cost Recognition:

The Company’s only source of revenue is interest income earned from the money market account held at a financial institution. This income is recognized at the end of each month.

The Company has filed all income tax returns since inception.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Common Stock Warrants:

None outstanding.

Recently Issued Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”), on February 14, 2013, issued a proposed Accounting Standards Update (“ASU”) to Accounting Standards Codification (“ASC”) Subtopic 825-10 Financial Instruments-Overall - Recognition and Measurement of Financial Assets and Financial Liabilities. This proposed ASU was developed as part of the FASB’s broader project in conjunction with the International Accounting Standards Board (“IASB”) to improve and converge accounting and financial reporting for financial instruments. The FASB believes that the proposed ASU would improve financial reporting by providing a comprehensive framework for classifying and measuring financial instruments. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal year 2014, and is currently assessing the impact on its financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-211, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not believe that the adoption of this guidance will have a material impact of its financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more-likely-than-not scenario to determine whether an indefinite-lived intangible asset is impaired. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

 FCCC, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recently Issued Accounting Pronouncements (Continued):

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 810): Testing Goodwill for Impairment. “The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the qualitative determination. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance does not have a material impact on the Company’s financial statements.

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

NOTE 3 - STOCK OPTIONS:

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

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 - STOCK OPTIONS (CONTINUED):

Options granted pursuant to the 2002 Plan:

On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. All options are currently vested. No options were exercised during the years ended March 31, 2013 and 2012 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Options for 15,000 shares were cancelled during the year ended March 31, 2010. The exercise price of the 2002 Plan options were reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a cash distribution to stockholders of $0.80 per share in August 2009. Options for 30,000 shares are currently outstanding under this plan.

The weighted-average remaining contractual life of the outstanding options is approximately 6 months.

During fiscal 2013 and 2012, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

On July 1, 2003 the Company entered into a one-year lease for office space located in Norwalk, Connecticut from an unaffiliated party for $500 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2013 and 2012, respectively.

The Company currently has one executive officer, who has a consulting arrangement with the Company. Specifically, on July 1, 2003, the Company and Mr. Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Effective August 1, 2011, Mr. Zimmerman reduced his monthly fee to $1,500 per month. Effective April 1, 2012, Mr. Zimmerman has offered and agreed to accept no continuing monthly consulting fees. Upon the completion of a transaction, the Board of Directors and others involved with such transaction will evaluate any fee payable to Mr. Zimmerman for his services. In addition, our legal counsel and our audit firm also instituted fee reductions. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC, Inc. will have any full-time or other employees, except as may be the result of completing a transaction.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 - INCOME TAXES:

The income tax provision consists of the following for the years ended March 31, 2013 and 2012:

	2013	2012
Current expense:
Federal	$-	$-
State (tax on capital)	-	-

Total current	-	-

Deferred expense:
Federal	-	-
State	-	-

Total deferred	-	-

Total tax provision	$-	$-

At March 31, 2013 and 2012, there were no net deferred tax assets or liabilities recognized for taxable temporary differences.

At March 31, 2013, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $621,180 to be offset against future taxable income through 2027, resulting in a change in the valuation allowance for the years ended March 31, 2013, and 2012 of ($461,153) and ($617,174), respectively. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. As of March 31, 2013, approximately $497,000 in net operating losses have expired. No tax benefits have been recognized in these financial statements. Provisions for any deferred federal and state tax liabilities are immaterial to these financial statements.

	March 31,
	2013		2012

Net Operating Losses		$621,180	$1,082,333
Valuation Allowance		(621,180)	(1,082,333)
	$	- 0-	$-0-

NOTE 6 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the “filing date” and determined that there were no recordable or reportable subsequent events.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2013 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

ITEM 9A.  CONTROLS AND PROCEDURES (CONTINUED).

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

During the Company’s fiscal year and fourth fiscal quarter ended March 31, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers

The directors and executive officers of the Company as of March 31, 2013 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	80	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Jay J. Miller*	80	Secretary and Director	2003
Michael L. Goldman*	52	Director	1998
_________________
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

JAY J. MILLER became Secretary and a Director of FCCC, Inc. in July 2003. Mr. Miller is an attorney in private practice, and serves as a Director of AmTrust Financial Services, Inc., an insurance holding company and its affiliated property and casualty insurance companies as well as a Director of One West Bank FSB, a large Southern California bank.

MICHAEL L. GOLDMAN has served as a Director of the Company since 1998 and is the former Assistant Secretary of the Company. Mr. Goldman is the Managing Principal of the law firm of Goldman, Gruder & Woods, LLC.

Board of Directors and Corporate Governance

The Company’s Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management. All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.  The Company has not held an annual meeting since 2003.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (CONTINUED).

Committees of the Board

Audit Committee. FCCC’s Board of Directors has established an Audit Committee. The Audit Committee meets with management and FCCC’s independent auditors to determine the adequacy of internal controls and other financial reporting matters.  Members of the Committee are Jay J. Miller and Michael Goldman.

Family Relationships

There are no family relationships among our directors and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our directors and sole officer is a party adverse to us.

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

To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than five percent (5%) stockholders were complied with during the fiscal year ended March 31, 2013.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Jay J. Miller qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2014.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2013, 2012 and 2011 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-K, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

ITEM 11.  EXECUTIVE COMPENSATION (CONTINUED).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Fiscal Year Ended March 31	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen-sation ($)

Bernard Zimmerman	2013	$0	$0	$--	(1)	$0	0	$0	$0
CEO and President	2012	$0	$0	$20,000	(1)	$0	0	$0	$0
	2011	$0	$0	$24,000	(1)	$0	0	$0	$0

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

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2013 and 2012 to any named executives.

Compensation of Directors

All Directors, except Mr. Zimmerman, are entitled to receive a fee of $225 per Board meeting. Audit Committee members receive a fee of $225 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

The members of the Board as a group, except Mr. Zimmerman, received director fees of $1,575 in total covering the fiscal year ended March 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2013, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options Exercisable Within 60 Days	Total	Percent of Class - Total
5% Stockholders

Walter P. Carucci Uncle Mills Partners (formerly Carucci Family Partnership) c/o Carr Securities Corp. 14 Vanderventer Avenue Port Washington, NY 11050	246,711	(2)	15.80%	-	246,711	15.80%

Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	244,440		15.66%	-	244,440	15.66%

Executive Officers and Directors

Bernard Zimmerman 18 High Meadow Road Weston, CT 06883	241,800	(1)	15.49%	-	241,800	15.49%

Michael L. Goldman 11 Skytop Drive Trumbull, CT 06611	16,921		1.08%	15,000	31,921	2.04%

Jay J. Miller 430 East 57th Street New York, NY 10022	-		-	15,000	15,000	0.96%

All directors and executive officers as a group (three persons)	258,721		16.57%	30,000	288,721	18.49%

(1)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(2)
Based upon Schedule 13G/A filed on February 11, 2013, and includes 114,396 shares owned individually by Mr. Carucci as well as the 132,215 shares owned by Uncle Mills Partners.  Carr Securities Corporation owns 1,100 shares.  Mr. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually and by Uncle Mills Partners and by Carr Securities Corp.

(3)	Percentages shown above may have been rounded.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED).

Securities Authorized For Issuance Under Equity Compensation Plans

Stock Option Plan

Options granted pursuant to the 2002 Plan: On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant, and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined.  As of March 31, 2013, options to purchase 30,000 shares were outstanding and fully vested under the 2002 Plan. No options were exercised during the year ended March 31, 2013 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.  The exercise price of the 2002 Plan options was reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a special cash distribution of $0.80 per share in August 2009.

The following table sets forth, as of the year ended March 31, 2013, information with respect to FCCC’s compensation plans and individual compensation arrangements to which the Company is a party, if any, under which equity securities of FCCC are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plan approved by security holders 2002 Stock Option Plan	30,000	$0.25	120,000

The weighted-average remaining on the contractual life of the outstanding options is approximately six months at March 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14 .  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Braver, P.C. billed the Company $5,000 for the audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  Braver also billed the Company $1,000 for its review of the 10-Q’s for the quarters ended June 30,  September 30 and December 31, 2012 and will bill the Company $5,000 for their audit and review of the Company’s financial statements and Annual Report on Form 10-K for the year ended March 31, 2013.

ITEM 14 .  PRINCIPAL ACCOUNTANT FEES AND SERVICES (CONTINUED).

Audit-Related Fees

None.

Tax Fees

Braver billed the Company $1,500 for the preparation of required federal and state income tax filings for the years ended March 31, 2011 and 2012 and will bill a similar amount for the year ended March 31, 2013.

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

PART IV

ITEM 15.  EXHIBITS.  (see page 28)

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

FCCC, INC.

Dated: June 14, 2013	By:	/s/ Bernard Zimmerman
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 14, 2013	By:	/s/ Bernard Zimmerman
Name: Bernard Zimmerman
Title: President, Chief Executive Officer, Principal Financial Officer and Director

Dated: June 14, 2013	By:	/s/ Jay J. Miller
Name: Jay J. Miller
Title: Secretary and Director

Dated: June 14, 2013	By:	/s/ Michael L.Goldman
Name: Michael L. Goldman
Title: Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.