Form 10-Q
period 2013-06-30
FCCC INC
filed 2013-08-01
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares outstanding of the issuer’s Common Stock, as of June 30, 2013, was: 1,561,022

Transitional Small Business Format: Yes ☐ No ☑

FCCC, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Statements of Changes in Stockholders’ Equity	6
	Condensed Notes to Financial Statements	7-8

Item 1(b)	Unresolved Staff Comments	9

Item 2.	Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	9

Item 4.	Plan of Operation	10

PART II.	OTHER INFORMATION

Item 1.	Mine Safety Disclosures	10

Item 2.	Signatures	11

Item 3.	Exhibit Index	12

EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

FCCC, INC.

BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2013 (Unaudited)	March 31, 2013 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$74	$79

Total current assets	74	79

Other assets	1	1

TOTAL ASSETS	$75	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$12	$9

Total current liabilities	12	9

Commitments and contingencies	-	-

TOTAL LIABILITIES	12	9

Stockholders’ equity:
Common stock, no par value, stated value $.50 per share,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at June 30, 2013 and March 31, 2013	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,753)	(8,745)
Total stockholders’ equity	63	71

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75	$80

See condensed notes to the financial statements

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,
	2013			2012

Income:
Interest income	$	(a	)-	$	(a	)-

Total income		-			-

Expense:
Operating and administrative expenses		6			7
Legal expenses		2			2

Total expense		8			9

Loss before income taxes		$(8)			$(9)
Income tax expense		-			-

Net Loss		$(8)			$(9)

Basic and Diluted loss per share		$(0.01)			$(0.01)

Weighted average common shares outstanding:
Basic and Diluted		1,561,022			1,561,022

(a)	Less than $1,000.

See condensed notes to the financial statements

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Loss from operations	$(8)	$(9)
Net Loss	(8)	(9)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	3	3

Net cash used in operating activities	(5)	(6)

Net decrease in cash and cash equivalents	(5)	(6)
Cash and cash equivalents, beginning of period	79	117
Cash and cash equivalents, end of period	$74	$111

See condensed notes to the financial statements

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2010 (audited)	1,561,022	$781	$8,035	$(8,577)	$239

Net loss – year ended March 31, 2011 (audited)	-	-	-	(71)	(71)

Balance – March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net loss – Year ended March 31, 2012 (audited)	-	-	-	(60)	(60)

Balance – March 31, 2012 (audited)	1,561,022	$781	$8,035	$(8,708)	$108

Net loss – Year ended March 31, 2013 (audited)	-	-	-	$(37)	$(37)

Balance – March 31, 2013 (audited)	1,561,022	$781	$8,035	$(8,745)	$71

Net loss – 3 Months Ended June 30, 2013 (unaudited)	-	-	-	$(8)	$(8)

Balance, June 30, 2013 (unaudited)	1,561,022	$781	$8,035	$(8,753)	$63

See condensed notes to the financial statements

FCCC, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2014 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2013 and June 30, 2012:

	2013	2012

Weighted average number of common shares outstanding	1,561,022	1,561,022

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

NOTE D - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2013, and determined that there were no recordable or reportable subsequent events.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses requiring the Company to use and thereby reduce its cash balance. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of approximately $8,000 to $12,000 per quarter.

During the quarter ended June 30, 2013, the Company had a loss from operations of $(8,000). The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended June 30, 2012, the loss from operations was $(9,000). The small decrease in the loss in the current quarter is primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company’s professionals on all levels.

Stockholders’ equity as of June 30, 2013 was $63,000 as compared to $71,000 at March 31, 2013. The decrease is attributable to the net loss incurred by the Company during the three months ended June 30, 2013.

The Company had cash on hand at June 30, 2013 of $74,000 as compared to $79,000 at March 31, 2013. The decrease in cash on hand is primarily due to losses sustained by the Company in the three months ended June 30, 2013.

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

ITEM 3. CONTROLS AND PROCEDURES. (Continued)

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2013 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Changes in internal controls over financial reporting

During the Company’s first fiscal quarter ended June 30, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. MINE SAFETY DISCLOSURES.

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

FCCC, INC.

Dated: August 1, 2013	By:
Name: Bernard Zimmerman
Title: President, Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.