Form 10-Q
period 2013-09-30
FCCC INC
filed 2013-11-07
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares outstanding of the issuer’s Common Stock, as of September 30, 2013, was: 1,561,022

Transitional Small Business Format: Yes ☐ No ☑

FCCC, INC.

FORM 10-Q

INDEX

		Page (s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets	3
	Statements of Operations	4-5
	Statements of Cash Flows	6
	Statements of Changes in Stockholders’ Equity	7
	Condensed Notes to The Financial Statements	8-9

Item 1(b)	Unresolved Staff Comments	10

Item 2.	Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	11-12

Item 4.	Plan of Operation	12

PART II.	OTHER INFORMATION

Item 1.	Mine Safety Disclosures	12

Item 2.	Signatures	13

Item 3.	Exhibit Index	14

	EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

FCCC, INC.

BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2013	March 31, 2013
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$67	$79

Total current assets	67	79

Other assets	1	1

TOTAL ASSETS	$68	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$13	$9

Total current liabilities	13	9

Commitments and contingencies	-	-

TOTAL LIABILITIES	13	9

Stockholders’ equity:
Common stock, no par value,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at September 30, 2013 and March 31, 2013	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,761)	(8,745)
Total stockholders’ equity	55	71

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68	$80

See condensed notes to the financial statements

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended September 30,
	2013		2012
Income:
Interest income	$	(a)-	$1

Total income		-	1

Expense:
Operating and administrative expenses		12	15
Legal expenses		4	4

Total expense		16	19

Loss before income taxes		$(16)	$(18)
Income tax expense		-	-

Net Loss		$(16)	$(18)

Basic and Diluted loss per share		$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and Diluted		1,561,022	1,561,022

(a)	Less than $1,000.

See condensed notes to the financial statements

FCCC, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,
	2013		2012
Income:
Interest income	$	(a)-	$	(a	)-

Total income		-		-

Expense:
Operating and administrative expenses		6		8
Legal expenses		2		2

Total expense		8		10

Loss before income taxes		$(8)		$(10)
Income tax expense		-		-

Net Loss		$(8)		$(10)

Basic and Diluted loss per share		$(0.01)		$(0.01)

Weighted average common shares outstanding:
Basic and Diluted		1,561,022		1,561,022

(a)	Less than $1,000.

See condensed notes to the financial statements

FCCC, INC.

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:

Net Loss	$(16)	$(18)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	4	(1)

Net cash used in operating activities	(12)	(19)

Net decrease in cash and cash equivalents	(12)	(19)
Cash and cash equivalents, beginning of period	79	117
Cash and cash equivalents, end of period	$67	$98

See condensed notes to the financial statements

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – March 31, 2011 (audited)	1,561,022	$781	$8,035	$(8,648)	$168

Net loss – Year ended March 31, 2012 (audited)	-	-	-	(60)	(60)

Balance – March 31, 2012 (audited)	1,561,022	781	8,035	(8,708)	108

Net loss – Year ended March 31, 2013 (audited)	-	-	-	(37)	(37)

Balance – March 31, 2013 (audited)	1,561,022	781	8,035	(8,745)	71

Net loss – 6 Months Ended September 30, 2013 (unaudited)	-	-	-	(16)	(16)

Balance, September 30, 2013 (unaudited)	1,561,022	$781	$8,035	$(8,761)	$55

See condensed notes to the financial statements

FCCC, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

(CONTINUED)

NOTE C – NEW PRONOUNCEMENTS AND SHARE BASED AWARDS (Continued)

Recently Issued Accounting Pronouncements (Continued):

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended September 30, 2013 and September 30, 2012:

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

NOTE D - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2013, and determined that there were no recordable or reportable subsequent events.

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

During the quarter ended September 30, 2013, the Company had a loss from operations of $(8,000). The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended September 30, 2012, the loss from operations was $(10,000). The small decrease in the loss in the current quarter and six months (see below) is primarily due to lesser amounts expended with respect to reverse merger activities and reductions in fees paid to the Company’s professionals on all levels.

During the six months ended September 30, 2013 the Company had a loss from operations of $(16,000) compared to a loss from operations in the six months ended September 30, 2012 of $(18,000). In both six months periods the Company had minimal interest income. The decrease in the loss in the current six month period is due to lesser amounts expended for reverse merger activities and reductions in fees paid to the Company’s professionals on all levels.

Stockholders’ equity as of September 30, 2013 was $55,000 as compared to $71,000 at March 31, 2013. The decrease is attributable to the net loss incurred by the Company during the six months ended September 30, 2013.

The Company had cash on hand at September 30, 2013 of $67,000 as compared to $79,000 at March 31, 2013. The decrease in cash on hand is primarily due to losses sustained by the Company in the six months ended September30, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2013 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

ITEM 3. CONTROLS AND PROCEDURES. (Continued)

Changes in internal controls over financial reporting

During the Company’s second fiscal quarter and six months ended September 30, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FCCC, INC.

Dated: November 7, 2013	By:
	Name:	Bernard Zimmerman
	Title:	President, Chief Executive Officer and
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.