Form 10-Q
period 2013-12-31
FCCC INC
filed 2014-02-07
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

The number of shares outstanding of the issuer’s Common Stock, as of December 31, 2013, was: 1,561,022

Transitional Small Business Format: Yes ☐ No ☒

FCCC, INC.

FORM 10-Q

INDEX

		Page (s)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets	3
	Condensed Statements of Operations	4-5
	Condensed Statements of Cash Flows	6
	Condensed Notes to The Financial Statements	7-8

Item 1(b)	Unresolved Staff Comments	9

Item 2.	Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	10-11

Item 4.	Plan of Operation	11

PART II.	OTHER INFORMATION

Item 1.	Mine Safety Disclosures	11

Item 2.	Signatures	12

Item 3.	Exhibit Index	13

	EXHIBITS

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FCCC, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2013 (Unaudited)	March 31, 2013 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$50	$79

Total current assets	50	79

Other assets	1	1

TOTAL ASSETS	$51	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$9	$9

Total current liabilities	9	9

Commitments and contingencies	-	-

TOTAL LIABILITIES	9	9

Stockholders’ equity:
Common stock, no par value,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at December 31, 2013 and March 31, 2013	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,774)	(8,745)
Total stockholders’ equity	42	71

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51	$80

See condensed notes to the financial statements

FCCC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended December 31,
	2013			2012

Income:
Interest income	$	(a	)-	$1

Total income		-		1

Expense:
Operating and administrative expenses		23		23
Legal expenses		6		6

Total expense		29		29

Loss before income taxes		$(29)		$(28)
Income tax expense		-		-

Net Loss		$(29)		$(28)

Basic and Diluted loss per share		$(0.02)		$(0.02)

Weighted average common shares outstanding:
Basic and Diluted		1,561,022		1,561,022

(a)  Less than $1,000.

See condensed notes to the financial statements

FCCC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,
	2013			2012

Income:
Interest income	$	(a	)-	$	(a	)-

Total income		-			-

Expense:
Operating and administrative expenses		11			8
Legal expenses		2			2

Total expense		13			10

Loss before income taxes		$(13)			$(10)
Income tax expense		-			-

Net Loss		$(13)			$(10)

Basic and Diluted loss per share		$(0.01)			$(0.01)

Weighted average common shares outstanding:
Basic and Diluted		1,561,022			1,561,022

(a)  Less than $1,000.

See condensed notes to the financial statements

FCCC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2013	2012

Cash Flows from Operating Activities:

Net Loss	$(29)	$(28)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	-	(1)

Net cash used in operating activities	(29)	(29)

Net decrease in cash and cash equivalents	(29)	(29)
Cash and cash equivalents, beginning of period	79	117
Cash and cash equivalents, end of period	$50	$88

See condensed notes to the financial statements

FCCC, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

NOTE C - NEW PRONOUNCEMENTS AND SHARE BASED AWARDS

Recently Issued Accounting Pronouncements:

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE C - NEW PRONOUNCEMENTS AND SHARE BASED AWARDS (Continued)

Recently Issued Accounting Pronouncements (Continued):

The FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months and nine months ended December 31, 2013 and December 31, 2012:

	2013	2012

Weighted average number of common shares outstanding	1,561,022	1,561,022

NOTE D - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2013, and determined the following:

On January 6, 2014 the Company filed a Form 8-K concerning a Change of Accountants.

On January 13, 2014 the Company filed a Form 8-K/A to correct the date of change in the Company’s Accountants.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses requiring the Company to use and thereby reduce its cash balance. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of approximately $10,000 to $15,000 per quarter.

During the quarter ended December 31, 2013, the Company had a loss from operations of $(13,000). The loss is attributable to the operational and administrative expenses incurred during the quarter less minimal interest income earned. During the quarter ended December 31, 2012, the loss from operations was $(10,000). The small increase in the loss in the current quarter and nine months is primarily due to additional amounts expended with respect to reverse merger activities and fees paid to the Company’s professionals on all levels.

During the nine months ended December 31, 2013 the Company had a loss from operations of $(29,000) compared to a loss from operations in the nine months ended December 31, 2012 of $(28,000). In both nine months periods the Company had minimal interest income. The loss was similar in both periods ended December 31.

Stockholders’ equity as of December 31, 2013 was $42,000 as compared to $71,000 at March 31, 2013. The decrease is attributable to the net loss incurred by the Company during the nine months ended December 31, 2013.

The Company had cash on hand at December 31, 2013 of $50,000 as compared to $79,000 at March 31, 2013. The decrease in cash on hand is primarily due to losses sustained by the Company in the nine months ended December 31, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

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

ITEM 3. CONTROLS AND PROCEDURES. (Continued)

Changes in internal controls over financial reporting

During the Company’s third fiscal quarter and nine months ended December 31, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: February 7, 2014
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
__________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.