Form 10-K
period 2014-03-31
FCCC INC
filed 2014-06-27
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number: 001-08589

FCCC, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue, Norwalk, Connecticut 06854
(Address of principal executive offices) (Zip Code)

(203) 855-7700
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year ended March 31, 2014: Less than $ 1,000.

As of March 31, 2014, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $173,000.

As of June 25, 2014, the registrant had 1,561,022 shares of common stock issued and outstanding.

FCCC, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend”, “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1. BUSINESS.

General

FCCC, Inc. (OTC QB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut, Telephone Number 203-855-7700. FCCC is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 1,561,022 shares of common stock issued and outstanding at March 31, 2014.

 The Company has had limited operations since June 30, 2003 and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

Opportunities may come to FCCC’s attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. At this time, FCCC has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities for it. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a potential transaction, the Company analyzes all available factors and makes a determination based on a composite of available facts, without reliance on any single factor.

ITEM 1. BUSINESS (CONTINUED).

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

Employees and Consultants

The Company currently has one executive officer whose company has a consulting arrangement with the Company. Specifically, on July 1, 2003, the Company entered into a Consulting Agreement (the “Zimmerman Consulting Agreement”) with Bernard Zimmerman & Company, Inc. (the “Zimmerman Company”), the president and controlling shareholder of which is Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company. The Zimmerman Consulting Agreement provided for monthly payments of $2,000 to the Zimmerman Company or its affiliate plus reasonable and necessary out-of-pocket expenses. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis. Effective August 1, 2011, the Zimmerman Company reduced its monthly fee to $1,500 per month. Effective April 1, 2012, the Zimmerman Company offered and agreed to accept no continuing monthly consulting fees. Upon the completion of a potential transaction, the Board of Directors and others involved in such transaction will evaluate any fee or consulting arrangements payable to the Zimmerman Company for its services.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

The Company leases office space and services located at 200 Connecticut Avenue, 5th Floor, Norwalk, Connecticut from an unaffiliated party pursuant to a month-to-month arrangement at a charge of $500 per month.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings that are pending or have been threatened against the Company or any officer, director or control person of which management is aware at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Company’s common stock is quoted and traded on the OTCQB, administered by OTC Markets Group, Inc. and the bid and ask prices of the Company’s stock are quoted under the symbol FCIC. The following are the low and high prices for the Company’s common stock during the fiscal years ended March 31, 2014 and 2013 as quoted on the OTCQB. The information shown below was obtained from Bloomberg Finance, L.P. (through Maxim Group, LLC.).

FISCAL YEAR ENDED March 31, 2014	Low	High
First Quarter	$0.11	$0.17
Second Quarter	$0.10	$0.31
Third Quarter	$0.12	$0.25
Fourth Quarter	$0.12	$0.25

FISCAL YEAR ENDED March 31, 2013	Low	High
First Quarter	$0.25	$0.25
Second Quarter	$0.25	$0.27
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.15	$0.17

On May 30, 2014 the closing price per share of our common stock on the OTCQB was $0.16.

Bid prices do not reflect inter-dealer prices, with or without retail mark-up, mark-down or commissions and may not represent actual transactions.

On March 31, 2014, the closing price for the Company’s common stock was $.20 per share.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (CONTINUED)

Holders
The number of stockholders of record of the Company on March 31, 2014 was approximately 800.

The number of shares of the Company’s common stock outstanding as of March 31, 2014 was 1,561,022.

Dividends and Distributions

 The Company has not paid any cash dividends during the four most recent completed fiscal years. The Company may or may not pay cash dividends or make other distributions in the future depending on a number of factors. The Company may, however, pay a cash dividend or other distribution as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders at any time.

Transfer Agent

The transfer agent of the Company’s common stock is Registrar & Transfer Company.

Equity Compensation Plan

The Company’s only equity compensation plan was the 2002 Stock Option Plan described in Item 11 of this annual report which expired during 2013.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended March 31, 2014 and 2013.

ITEM 6. SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Subsequent to the end of the fiscal year, on June 27, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus (collectively, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 1,900,000 shares (the “Shares”) of Common Stock for aggregate cash consideration equal to $380,000. The Shares represent approximately 54.9% of the issued and outstanding shares of the Company’s Common Stock as of the date of this Information Statement. A closing is expected to occur pursuant to the Purchase Agreement upon satisfaction of all of the conditions thereunder, which is expected to occur on or after July 7, 2014. Because the transactions contemplated by the Purchase Agreement remain subject to conditions, there can be no assurance that a closing will occur.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the year ended March 31, 2014, the Company had a loss from operations of $43,000. The loss is attributable to the operational administrative and legal expenses incurred during the year. During the year ended March 31, 2013, the loss from operations was $37,000. The increase in the loss in the current year is primarily due to a decrease in interest income received, and operating, legal and administrative expenses incurred in the year ended March 31, 2014 of $5,000 more than in the year ended March 31, 2013 primarily due to additional amounts expended with respect to reverse merger activities, potential financial transactions and increases in fees paid to the Company professionals.

The increase in the loss for the year ended March 31, 2014 is attributable to:

(A)
Lesser interest income received of $1,000 in the current year as compared to the previous year. The decrease in the interest received is a result of lesser funds available for investment and lesser rates of interest received on invested funds.

(B)
An increase in legal, operating and administrative expenses of $5,000 in the year ended March 31, 2014. This increase is primarily due to expenses incurred in the year ended March 31, 2014 and other costs in connection with potential reverse merger opportunities which were more than in the year ended March 31, 2013 and increases in additional fees paid to the Company professionals.

(C)	Taxes paid in the years ended March 31, 2014 and 2013 were $-0- in both years.

Liquidityand Capital Resources

Stockholders’ equity as of March 31, 2014 was $28,000 as compared to $71,000 at March 31, 2013. The decrease is attributable to the net loss incurred by the Company during the fiscal year ended March 31, 2014.

The Company had cash on hand at March 31, 2014 of $42,000 as compared to $79,000 at March 31, 2013. The decrease in cash on hand is primarily due to losses sustained by the Company in the fiscal year ended March 31, 2014 adjusted for additional accruals.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any cash distributions or dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Page (s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	9-10
FINANCIAL STATEMENTS:
Balance Sheets	11
Statements of Operations	12
Statements of Changes in Stockholders’ Equity	13
Statements of Cash Flows	14
Notes to the Financial Statements	15-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FCCC, Inc.
Norwalk, Connecticut

We have audited the accompanying balance sheet of FCCC, Inc. (the "Company") as of March 31, 2014, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc., as of March 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP

Providence, Rhode Island

June 27, 2014

Marcum LLP ▪ 155 South Main Street ▪ Suite 100 ▪ Providence, Rhode Island 02903 ▪ Phone 401.457.6700 ▪ Fax 401.457.6701 ▪ www.marcumllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

To the Board of Directors  and Stockholders of

FCCC, Inc.

Norwalk, Connecticut

We have audited the accompanying balance sheet of FCCC, Inc. as of March 31, 2013, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc. as of March 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Braver P.C.
Providence, Rhode Island
June 27, 2014

Needham Providence
55 South Main Street, Suite 110, Providence, Rl 02093 T 401.457.6700 F 401.457.6701 www.thebravergroup.com	Taunton

FCCC, INC.

BALANCE SHEETS
MARCH 31, 2014 AND 2013
(Dollars in thousands, except share data)

	2014	2013
ASSETS
Current assets:
Cash	$42	$79

Total current assets	42	79

Other assets	1	1

TOTAL ASSETS	$43	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$15	$9

Total current liabilities	15	9
TOTAL LIABILITIES	15	9

Stockholders’ equity:
Common stock, no par value,
authorized 22,000,000 shares, issued and outstanding
1,561,022 shares at March 31, 2014 and March 31, 2013	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,788)	(8,745)
Total stockholders’ equity	28	71

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43	$80

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Dollars in thousands, except share data)

	2014		2013
Income:
Interest income	$	(A )	$1

Total income		--	1

Expenses:
Legal expenses		13	8
Operating and administrative expenses		30	30

Total expenses		43	38

Net Loss:		$(43)	$(37)

Basic and diluted loss per share:		$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted		1,561,022	1,561,022

(A) Less than $1,000

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2012 TO MARCH 31, 2014
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2012	1,561,022	$781	$8,035	$(8,708)	$108

Net Loss – Year ended March 31, 2013	-	-	-	(37)	(37)

Balance, March 31, 2013	1,561,022	781	8,035	(8,745)	71

Net Loss – Year Ended March 31, 2014	–	–	–	(43)	(43)

Balance, March 31, 2014	1,561,022	$781	$8,035	$(8,788)	$28

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Dollars in thousands)

	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(43)	$(37)

Adjustments to reconcile net loss to cash used in operating activities:
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	6	(1)
Net cash used in operating activities	(37)	(38)
Net changes in cash and cash equivalents	(37)	(38)

Cash and cash equivalents, beginning of year	79	117
Cash and cash equivalents, end of year	$42	$79

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

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

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at such institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2014 there were no uninsured amounts.

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

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB Accounting Standard Codification, (“ASC”), 740 (Income Taxes). This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting basis of certain assets and liabilities.

As required by ASC 740-10, “Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Management does not believe that there are any uncertain tax positions which would have a material impact on the financial statements. The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, the Company has not recorded any interest or penalties related to uncertain tax positions.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was $850 and $-0- for the years ended March 31, 2014 and 2013 respectively.

Earnings Per Common Share:

The Company follows FASB ASC 260 (“Earnings Per Share”). Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2014	2013

Weighted average number of common shares outstanding	1,561,022	1,561,022

Revenue and Cost Recognition:

The Company’s only source of revenue is interest income earned from a money market account held at a financial institution. This income is recognized at the end of each quarter.

Common Stock Warrants:

None outstanding.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recently Issued Accounting Pronouncements:

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operation.

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

NOTE 2 - FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash on deposit with financial institutions.

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

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3 - STOCK OPTIONS:

The Company had one stock option plan during previous years. The 2002 Equity Incentive Plan (the 2002 Plan) was adopted in 2003. The Company has reserved 150,000 shares of stock for grants under the 2002 plan. Pursuant to the Plan, the Company’s employees, officers, consultants, and directors are eligible to receive grants of incentive and/or non-incentive stock options. The Plan provides that the maximum term for options granted under the Plans is ten years and that the exercise price for the options may not be less than the fair market value of the Company’s common stock on the date of grant.

During the year ended March 31, 2014, this option plan has expired.

Options granted pursuant to the 2002 Plan:

On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. The options expire ten years from the date of grant and vest ratably over three years from the date of grant; however, the option agreement stipulates accelerated vesting provisions under certain circumstances as defined. All options subsequently were vested. No options were exercised during the years ended March 31, 2014 and 2013 and no compensation cost has been recognized for stock options awarded under the 2002 Plan.

Options for 15,000 shares were cancelled during the year ended March 31, 2010. The exercise price of the 2002 Plan options were reduced from $1.05 per share to $0.25 per share in conjunction with the Company’s payment of a cash distribution to stockholders of $0.80 per share in August 2009. Options for 30,000 shares were outstanding under this plan.

During October 2013, all remaining options expired unexercised.

The weighted-average remaining contractual life of the outstanding options is “None”.

During fiscal 2014 and 2013, no new share based payments were granted, and no compensation expense was recognized.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

On July 1, 2003, the Company entered into a one-year lease for office space located in Norwalk, Connecticut from an unaffiliated party for $500 per month. On June 30, 2004 the lease expired and the Company has continued leasing its office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $6,000 for each of the years ended March 31, 2014 and 2013, respectively.

The Company currently has a consulting arrangement (the “Zimmerman Consulting Agreement”) with Bernard Zimmerman & Company, Inc., whose President and controlling shareholder is Bernard Zimmerman, currently the President, Chief Executive Officer and Principal Financial Officer of the Company. The Zimmerman Consulting Agreement provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Upon the expiration of the Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the Zimmerman Consulting Agreement, on a month-to-month basis. Effective August 1, 2011, the monthly fee payable under the Zimmerman Consulting Agreement was reduced to $1,500 per month. Effective April 1, 2012, the monthly consulting fee under the Zimmerman Consulting Agreement was eliminated.

In connection with the Purchase Agreement, as discussed further in Note 6, and subject to a closing thereunder, the Company has agreed to enter into a new consulting agreement with Bernard Zimmerman & Company, Inc., which will be effective as of July 1, 2014 and which will supersede the Zimmerman Consulting Agreement. The new consulting agreement will have a twelve-month term and Bernard Zimmerman & Company, Inc. will provide similar services as under the Zimmerman Consulting Agreement in exchange for monthly payments of $2,000, with the right of the Company to terminate the agreement prior to the sixth month of the term for an early termination fee of $12,000 less payments made prior to termination.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC, Inc. will have any full-time or other employees, except as may be the result of completing a transaction.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 5 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2014, the Company has available net operating losses of $ 582,422 and $399,375 for federal and state income taxes, respectively, that expire from 2018 to 2028. For the years ended March 31, 2014 and 2013, approximately $81,000 and $497,000 in federal net operating losses have expired, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The net change in the valuation allowance resulted in a decrease of $10,193 and $153,772 for the years ended March 31, 2014, and 2013, respectively. Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change in control of a Company. Therefore, the amount available to offset future taxable income may be limited, should such a change in control occur.

The Company’s deferred tax asset and valuation allowance as of March 31, 2014 and 2013 are as follows:

	March 31,
	2014	2013
Net Operating Losses	$225,980	$236,173
Valuation Allowance	(225,980)	(236,173)
	$–	$–

The Company’s provision for federal and state income taxes for the years ended March 31, 2014 and 2013 consist of the following:

	March 31,
	2014	2013
Current Tax Benefit	$(17,478)	$(15,302)
Benefit of net operating loss	17,478	15,302
Net tax provision	$–	$–

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2014 and 2013 as follows:

	March 31,
	2014		2013
Federal statutory rate	34.0%		34.0%
State tax, net of federal tax effect	4.95%		4.95%
Valuation allowance	(38.95%	)	(38.95%	)

Effective tax rate	0.0%		0.0%

As of March 31, 2014 and 2013, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2014, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 6 – SUBSEQUENT EVENTS:

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus (collectively, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 1,900,000 shares (the “Shares”) of Common Stock for aggregate cash consideration equal to $380,000. The Shares represent approximately 54.9% of the issued and outstanding shares of the Company’s Common Stock. A closing is expected to occur pursuant to the Purchase Agreement upon satisfaction of all of the conditions thereunder, which management anticipates will occur on or after July 7, 2014. Because the transactions contemplated by the Purchase Agreement remain subject to conditions, there can be no assurance that a closing will occur.

NOTE 7 – RECLASSIFICATION:

Certain 2013 financial statement amounts have been reclassified to conform to the 2014 presentation. These reclassifications have had no effect on total stockholders’ equity.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer who is also the Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer, who is also the Company’s Principal Financial Officer, to provide reasonable assurance to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal controls over financial reporting including those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurances that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES (CONTINUED).

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2014 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls over financial reporting

During the Company’s fiscal year and fourth fiscal quarter ended March 31, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Pursuant General Instruction B.3. to Form 8-K, the following information is being provided in this Item 9B in lieu of being provided on a Current Report on Form 8-K under Items 1.01, 3.02, 5.01, and 5.02.

On June 27, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus (collectively, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 1,900,000 shares (the “Shares”) of Common Stock for aggregate cash consideration equal to $380,000. The Shares represent approximately 54.9% of the issued and outstanding shares of the Company’s Common Stock as of the date of this Information Statement. A closing is expected to occur pursuant to the Purchase Agreement upon satisfaction of all of the conditions thereunder, which is expected to occur on or after July 7, 2014. Because the transactions contemplated by the Purchase Agreement remain subject to conditions, there can be no assurance that a closing will occur. There are no other arrangements or understandings involving control persons of the Company with respect to the election of directors. A copy of the Purchase Agreement is filed as Exhibit 10.1 to this annual report on Form 10-K.

The Shares are to be issued pursuant to the Purchase Agreement to a limited number of persons, all of whom were “accredited investors” as defined in Rule 501 of Regulation D of the Securities Act of 1933, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. In addition, each such person had prior access to all material information about our Company and represented to us in writing (i) that they were an accredited investor, (ii) that they were acquiring the securities for their own account and not with a view to distribute them and (iii) that the securities would be restricted securities upon issuance. Based on the foregoing, we believe that the offer and sale of these securities were exempt from registration pursuant to the Securities Act of 1933, pursuant to Rule 506 promulgated thereunder. Registration of sales to “accredited investors” is preempted from state regulation by Section 18 of the Securities Act of 1933, though states may require the filing of notices, a fee and other administrative documentation.

In connection with the entry into the Purchase Agreement, on June 27, 2014, our Board of Directors elected each of Frederick L. Farrar, Daniel R. Loftus and Fred J. Merritt to serve as directors of the Company effective as of the later of (a) 10 days after the mailing to our stockholders of an Information Statement under Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder disclosing the transactions and (b) a “closing” under the Purchase Agreement (such event, the “Change of Control”).

Each of Messrs. Zimmerman, Miller and Goldman has tendered their resignation from all positions with our Company, to become effective as of the Change of Control.

In addition to his directorship, our Board of Directors has appointed Frederick L. Farrar to serve as Chairman, President, Chief Executive Officer, Principal Financial Officer and Director of FCCC, Inc. effective as of the Change in Control. Mr. Farrar previously served as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc., from 1990 to December 2013. Mr. Farrar also served on its board of directors from 2002 until it was acquired by Voxx International (NASDAQ: VOXX) in March of 2011. After the acquisition, Mr. Farrar continued to serve as Executive Vice President and Chief Financial Officer until December 2013. Mr. Farrar is a founder and served as President and Chief Operating Officer of Windrose Medical Properties Trust (NYSE:WRS) from 2002 to 2006. After its merger with Healthcare REIT, Inc. (NYSE:HCN), he served as Executive Vice President of Windrose from 2006 to 2009. Other roles include President and Chief Financial Officer of Trading Company of America, LTD, a private company that operated retail jewelry locations under the business name “The Shane Company”, from 1992 to 1997; Chief Financial Officer of National Guest Homes Inc., a developer and operator of assisted living facilities, from 1990 to 1996; and Chief Financial Officer of Hospital Affiliates Development Corporation, a fee-based developer of hospitals and other medical facilities from 1990 through 2002. Prior to 1990, Mr. Farrar had an initial 10 year career as a fee-based financial advisor. Mr. Farrar has served on the board of directors of BHC LLC/Cryopoint, LLC since August 2012 and is President and founder of Chafre LLC, a private investment-focused company that will become a significant stockholder of the Company after the Change in Control, among other private entities. Mr. Farrar received a B.A. from St. Lawrence University in 1978 and a law degree from Syracuse University in 1980.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Current Directors and Executive Officers

The directors and executive officers of the Company as of March 31, 2014 are as follows:

Name	Age	Position	Director Since

Bernard Zimmerman	81	President, Chief Executive Officer, Principal Financial Officer and Director	2003
Jay J. Miller*	81	Secretary and Director	2003
Michael L. Goldman*	53	Director	1998
_________________
*Member of Audit Committee

Biographies of Directors and Officers

BERNARD ZIMMERMAN became President, Chief Executive Officer and a Director of the Company in July 2003. Mr. Zimmerman was also appointed as Treasurer and Principal Financial Officer of the Company in February 2007. Mr. Zimmerman is the President of Bernard Zimmerman and Company, Inc., a financial management and consulting firm. Mr. Zimmerman is a Certified Public Accountant and has over 40 years experience in the merger, acquisition and business combination fields. From August 2007 to February 2011 Mr. Zimmerman served as Chairman of the Board, President, Chief Executive Officer and Treasurer of St. Lawrence Seaway Corporation, a company engaged in seeking mergers, reverse mergers, acquisitions, or other business combinations and financial transactions and from July 2004 until September 30, 2009 served as President and Chairman of the Board and as a Director until December 31, 2009 of GVC Venture Corp., a company engaged in similar activities. Mr. Zimmerman also served as a Director and Chairman of the audit and compensation committees of Sbarro, Inc. for more than 20 years until January 2007 when the company was sold.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED).

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

Legal Proceedings

As of the date of this annual report, there are no proceedings to which our directors and sole officer is a party adverse to us.

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

To the best of FCCC’s knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than five percent (5%) stockholders were complied with during the fiscal year ended March 31, 2014.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Jay J. Miller qualifies as its “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and is “independent” as that term is used in Item 7(d)(3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

FCCC has not yet adopted a corporate code of ethics. The Company’s Board of Directors is considering establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics prior to March 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2014, 2013 and 2012 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-K, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Fiscal Year Ended March 31	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compen-sation ($)

Bernard Zimmerman	2014	$0	$0	$0	(1)	$0	0	$0	$0
CEO and President	2013	$0	$0	$0	(1)	$0	0	$0	$0
	2012	$0	$0	$20,000	(1)	$0	0	$0	$0
__________________
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

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2014 and 2013 to any named executives.

Compensation of Directors

All Directors, except Mr. Zimmerman, are entitled to receive a fee of $225 per Board meeting. Audit Committee members receive a fee of $225 per Audit Committee meeting, provided that Audit Committee meetings are held on a different day than meetings of the Board of Directors.

The members of the Board as a group, except Mr. Zimmerman, received director fees of $1,800 in total covering the fiscal year ended March 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2014, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class - Total
5% Stockholders

Claudia B. Carucci Uncle Mills Partners Ms. Carucci, Manager 17 Eagle Island Place Sheldon, SC 29941	193,785		12.41%

Martin Cohen	244,440		15.66%
27 E. 65th Street Suite 11A New York, NY 10021

Executive Officers and Directors

Bernard Zimmerman	241,800	(1)	15.49%
18 High Meadow Road Weston, CT 06883

Michael L. Goldman	16,921		1.08%
11 Skytop Drive Trumbull, CT 06611

Jay J. Miller	–		–
430 East 57th Street New York, NY 10022

All directors and executive officers as a group (three persons)	258,721		16.57%
______________
(1)	Includes shares held by Bernard Zimmerman & Company, Inc., an affiliate of Mr. Zimmerman.
(2)
Based upon Schedule 13G/A filed on February 11, 2014, and includes 114,396 shares owned individually by Ms. Carucci as well as the 79,389 shares owned by Uncle Mills Partners. Ms. Carucci asserts sole power to vote, dispose of, and direct the disposition of such shares owned individually and by Uncle Mills Partners.

(3)	Percentages shown above may have been rounded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued).

Securities Authorized For Issuance Under Equity Compensation Plans:

See Note 3 to March 31, 2014 Financial Statements

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

See Page 2 – Employees and Consultants.

ITEM 14 . PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On January 10, 2014, the Company was informed by its former independent registered public accounting firm, Braver P.C. (“Braver”), that Braver had combined its practice with Marcum LLP (“Marcum”), with Marcum being the surviving firm (the “Transaction”). As a result of the Transaction, on February 4, 2014, the Company officially engaged Marcum as the Company’s independent registered public accounting firm.

The following tables summarize the aggregate fees billed by the Company’s former independent registered public accounting firm, Braver, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	2014	2014	2013
Fee Category	Marcum	Braver	Braver
Audit Fees (1)	$6,000	$2,000	$8,000
Audit-Related Fees (2)	–	–	–
Tax Fees (3)	1,500	–	1,500
All Other Fees (4)	–	–	–
	$7,500	$2,000	$9,500

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. No such services were provided during the periods reported.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $3,000 of the total tax fees incurred in 2014 and 2013.

(4)	The Company was not billed by either of its independent registered public accounting firms in 2014 or 2013 for any other fees.

ITEM 14 . PRINCIPAL ACCOUNTANT FEES AND SERVICES (CONTINUED).

All Other Fees

Any permitted non-audit services will be pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter will provide that the Audit Committee will pre-approve the fees and other significant compensation to be paid to the independent auditors.

PART IV

ITEM 15. EXHIBITS.

Exhibit No.	Description

10.1	Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Dated: June 27, 2014	By:	/s/ Bernard Zimmerman
Bernard Zimmerman
President, Chief Executive Officer and Principal
Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 27, 2014	By:	/s/ Bernard Zimmerman
Bernard Zimmerman
President, Chief Executive Officer, Principal
Financial Officer and Director

Dated: June 27, 2014	By:	/s/ Jay J. Miller
Jay J. Miller
Secretary and Director

Dated: June 27, 2014	By:	/s/ Michael L. Goldman
Michael L. Goldman
Director

EXHIBIT INDEX

Exhibit No.	Description

10.1	Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.