Form 10-Q
period 2014-06-30
FCCC INC
filed 2014-08-14
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________.

Commission File Number 001-08589

FCCC, INC.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0759497
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3502 Woodview Avenue, STE 200, Indianapolis, Indiana	46268
(Address of Principal Executive Offices)	(Zip Code)

(317) 860-8210
(Registrant’s Telephone Number, Including Area Code)

200 Connecticut Avenue, Norwalk, Connecticut 06854
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2014, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC
Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our annual report on Form 10-K for the fiscal year ended March 31, 2014 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FCCC, INC.
CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$32	$42
Total current assets	32	42
Other assets	1	1

TOTAL ASSETS	$33	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$32	$15
Total current liabilities	32	15
Commitments and Contingencies	-	-

TOTAL LIABILITIES	32	15

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 1,561,022 shares issued and outstanding at June 30, 2014 and March 31, 2014	781	781
Additional paid-in capital	8,035	8,035
Accumulated deficit	(8,815)	(8,788)
Total stockholders’ equity	1	28

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33	$43

See notes to condensed financial statements

FCCC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share data)

	Quarter Ended June 30,
	2014	2013

Income:
Interest income	$--	$-- (a)

Total income	--	--

Expense:
Operating and administrative expenses	27	8

Total expense	27	8

Loss before income taxes	(27)	(8)
Income tax expense	0	0

Net Loss	$(27)	$(8)

Basic and Diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding

Basic and Diluted	$1,561,022	$1,561,022
___________
(a) Less than $1,000

See notes to condensed financial statements

FCCC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(27)	$(8)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:

Accounts payable and accrued expenses	17	3

Net cash used in operating activities	(10)	(5)

Net decrease in cash and cash equivalents	(10)	(5)
Cash and cash equivalents, beginning of period	42	79
Cash and cash equivalents, end of period	$32	$74

See notes to condensed financial statements

FCCC, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTER ENDED JUNE 30, 2014
(Unaudited)
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE — April 1, 2014	1,561,022	$781	$(8,035)	$(8,788)	$28
Net loss – Quarter ended June 30, 2014	—	—	—	(27)	(27)
BALANCE — June 30, 2014	1,561,022	$781	$(8,035)	$(8,815)	$1

See notes to condensed financial statements

FCCC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2015 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

NOTE B - RELATED PARTY TRANSACTIONS

Employees and Consultants

On July 1, 2003, the Company and Mr. Bernard Zimmerman, the President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the "2003 Zimmerman Consulting Agreement") which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Effective August 1, 2011, Mr. Zimmerman reduced his monthly fee to $1,500 per month. Effective April 1, 2012, Mr. Zimmerman offered and agreed to accept no continuing monthly consulting fees. Upon the expiration of the 2003 Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the 2003 Zimmerman Consulting Agreement, on a month-to-month basis. The 2003 Zimmerman Consulting Agreement was terminated on July 11, 2014 (See Note D). Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may be the result of completing a transaction.

NOTE C - SHARE BASED AWARDS

Earnings Per Common Share:

The Company follows FASB ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2014 and June 30, 2013:

	2014	2013
Weighted average number of common shares outstanding	1,561,022	1,561,022

NOTE D - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2014, and determined the following:

•
On June 27, 2014, the Company entered into a Securities Purchase Agreement with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus (collectively, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 1,900,000 shares of common stock for aggregate cash consideration equal to $380,000. The shares represent approximately 54.9% of the issued and outstanding shares of the Company’s common stock. The transaction closed on July 11, 2014.

•
On July 11, 2014, the Company entered into a consulting agreement with Bernard Zimmerman. Pursuant to the agreement, Mr. Zimmerman agreed to consult with the Company regarding the prior activities of the Company, acquisition and reverse merger or other corporate opportunities. Mr. Zimmerman will receive compensation of $2,000 per month. The agreement expires July 11, 2015 unless terminated earlier and may be terminated by either party on 30 days’ notice. If the Company terminates the agreement prior to January 11, 2015, unless terminated as a result of Mr. Zimmerman’s breach of the agreement, the Company shall pay to Mr. Zimmerman an amount equal to $12,000 reduced by any consulting fees previously paid to Mr. Zimmerman.

ITEM 1 (B). UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2014. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

We have limited operations and are actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, we do not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to continue to incur a loss of between $15,000 to $20,000 per quarter.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

CURRENT BUSINESS

Since June 2003, our operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, we do not expect to have significant operations. At this time, we have no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which we may become an operating company.

Opportunities may come to our attention from various sources, including our management, our stockholders, professional advisors, securities broker-dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, we have no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While we do not currently anticipate that we will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, these firms may be retained if the arrangements are deemed to be in our best interest. Compensation to a finder or business acquisition firm may take various forms, including cash payments, payments involving issuance of securities (including those of our company), or any combination of these or other compensation arrangements. Consequently, we are currently unable to predict the cost of utilizing such services.

We have not restricted our search to any particular business, industry, or geographical location. In evaluating a potential transaction, we analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

It is not possible at this time to predict the nature of a transaction in which we may participate. Specific business opportunities would be reviewed as well as our respective needs and desires and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, we may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, we may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of our company with other business organizations and there is no assurance that we would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of our company following reorganization or other financial transaction. As part of such a transaction, some or all of our existing directors may resign and new directors may be appointed. Our operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

We may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

RECENT DEVELOPMENTS

On June 27, 2014, we entered into a Securities Purchase Agreement with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus, pursuant to which we agreed to sell to these purchasers an aggregate of 1,900,000 shares of common stock for aggregate cash consideration equal to $380,000. The shares represent approximately 54.9% of the issued and outstanding shares of our common stock as of the date of sale. This sale closed on July 11, 2014.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2014, we had a loss from operations of $27,000. The loss is attributable to the operational administrative and legal expenses incurred during the quarter. During the quarter ended June 30, 2013, the loss from operations was $8,000. The increase in the loss in the current quarter primarily is due to operating, administrative and legal expenses incurred in the quarter ended June 30, 2014 of $19,000 more than in the quarter ended June 30, 2013 primarily due to additional amounts expended with respect to the sale of stock described under “Recent Developments” and increases in fees paid to our company’s outside professionals. Taxes paid in the quarter ended June 30, 2014 and 2013 were $0 in both quarter.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2014 was $1,000 as compared to $28,000 at March 31, 2014. The decrease is attributable to the net loss incurred by the Company during the fiscal quarter ended June 30, 2014.

Net cash used in operating activities was $10,000 in the quarter ended June 30, 2014, compared to net cash used in operating activities of $5,000 in the quarter ended June 30, 2013. The overall $5,000 increase in net cash used by operating activities in the comparable quarters was primarily due to an increase in net loss of $19,000 offset by a $31,000 increase in accounts payable and accrued expenses.

We had cash on hand at June 30, 2014 of $32,000 as compared to $42,000 at March 31, 2014. The decrease in cash on hand is primarily due to losses sustained by us in the quarter ended June 30, 2014 adjusted for additional accruals.

At June 30, 2014 funds were held in escrow in the amount of $380,000 pursuant to the Securities Purchase Agreement, and on July 11th, 2014, the escrow funds were released from escrow in conjunction with the issuance of 1,900,000 new shares. These funds provide a significant increase in the companies cash position with which to execute its business strategy.

We do not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of our board of directors. At this time we have no plans to pay any cash distributions or dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

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

Changes in internal controls over financial reporting

During the Company’s first fiscal quarter and the three months ended June 30, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities. Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as described in our Form 10-K for the year ended March 31, 2014, we have issued no unregistered securities within the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

The exhibits filed as part of the Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Dated August 14, 2014	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for our fiscal year ended March 31, 2014 (File No. 001-08589) filed with the Commission on June 27, 2014

31.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934	Filed herewith

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS **	XBRL Instance Document	Filed herewith

101.SCH **	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
_____________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.