Form 10-Q
period 2014-09-30
FCCC INC
filed 2014-11-13
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

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

______________________________________________________________________

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

As of November 10, 2014, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC.

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$368	$42
Prepaid expense	4	-
Total current assets	372	42
Other assets	-	1
Total Assets	$372	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$10	$15
Total current liabilities	10	15
Total Liabilities	10	15

Stockholders’ equity
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at September 30, 2014 and 1,561,022 issued and outstanding at March 31, 2014	800	781
Additional paid-in capital	8,396	8,035
Accumulated Deficit	(8,834)	(8,788)
Total stockholders’ equity	362	28
Total Liabilities And Stockholders’ Equity	$372	$43

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Income
Interest income	$-	$-	$-	$-
Total income	-	-	-	-
Expense
Operating and administrative expense	19	8	46	16
Total expense	19	8	46	16
Loss before income taxes	(19)	(8)	(46)	(16)
Net Loss	$(19)	$(8)	$(46)	$(16)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	3,233,848	1,561,022	2,402,006	1,561,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(46)	$(16)
Adjustments to reconcile new loss to cash used in operating activities
Changes in assets and liabilities
Increase in other assets	(3)	(0)
Accounts payable and accrued expenses	(5)	4
Net cash used in operating activities	(54)	(12)

Cash Flows from Financing Activities
Proceeds from issuance of common shares	380	-
Net cash provided by financing activities	380	-

Net increase (decrease) in cash	326	(12)
Cash at the beginning of the period	42	79
Cash at the end of the period	$368	$67

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE-April 1, 2014	1,561,022	$781	$8,035	$(8,788)	$28
Issuance Of Common Stock For Cash	1,900,000	19	361		380
Net loss-Six months ended September 30, 2014	-	-	-	(46)	(46)
BALANCE-September 30, 2014	3,461,022	$800	$8,396	$(8,834)	$362

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2014

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

NOTE B – RELATED PARTY TRANSACTIONS

Employees and Consultants

On July 1, 2003, the Company and Mr. Bernard Zimmerman, the former President, Chief Executive Officer and Principal Financial Officer of the Company, entered into a Consulting Agreement (the "2003 Zimmerman Consulting Agreement") which provided for monthly payments of $2,000 to Mr. Zimmerman or his affiliate plus reasonable and necessary out-of-pocket expenses. Effective August 1, 2011, Mr. Zimmerman reduced his monthly fee to $1,500 per month. Effective April 1, 2012, Mr. Zimmerman offered and agreed to accept no continuing monthly consulting fees. Upon the expiration of the 2003 Zimmerman Consulting Agreement on July 1, 2006, the Board of Directors authorized the extension of the 2003 Zimmerman Consulting Agreement, on a month-to-month basis. The 2003 Zimmerman Consulting Agreement was terminated on July 11, 2014. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may be the result of completing a transaction.

On July 11, 2014, the Company entered into a consulting agreement with Bernard Zimmerman. Pursuant to the agreement, Mr. Zimmerman agreed to consult with the Company regarding the prior activities of the Company, acquisition and reverse merger or other corporate opportunities. Mr. Zimmerman will receive compensation of $2,000 per month. The agreement expires July 11, 2015 unless terminated earlier and may be terminated by either party on 30 days’ notice. If the Company terminates the agreement prior to January 11, 2015, unless terminated as a result of Mr. Zimmerman’s breach of the agreement, the Company shall pay to Mr. Zimmerman an amount equal to $12,000 reduced by any consulting fees previously paid to Mr. Zimmerman. Fees paid under this agreement amounted to $3,290 as of September 30, 2014.

NOTE C – EARNINGS PER SHARE

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

Basic and diluted loss per common share was calculated using the following number of shares for the six months ended September 30, 2014 and September 30, 2013:

	2014	2013
Weighted average number of common shares outstanding	2,402,006	1,561,022

NOTE D – STOCKHOLDERS’ EQUITY

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

We have limited operations and are actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, we do not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to continue to incur a loss of between $15,000 to $20,000 per quarter.

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

RECENT DEVELOPMENTS

On June 27, 2014, we entered into a Securities Purchase Agreement with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus, pursuant to which we agreed to sell to these purchasers an aggregate of 1,900,000 shares of common stock for $380,000. The shares represent approximately 54.9% of the issued and outstanding shares of our common stock as of the date of sale. This sale closed on July 11, 2014.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the six months ended September 30, 2014, we had a loss from operations of $46,000. The loss is attributable to the operational administrative and legal expenses incurred during the quarter. During the quarter ended September 30, 2013, the loss from operations was $18,000. The increase in the loss in the current quarter is primarily due to operating, administrative and legal expenses incurred in the quarter ended September 30, 2014 of $28,000 more than in the quarter ended September 30, 2013 primarily due to additional amounts expended with respect to the sale of stock described under “Recent Developments” and increases in fees paid to our company’s outside professionals. Taxes paid in the quarter ended September 30, 2014 and 2013 were $0 in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of September 30, 2014 was $362,000 as compared to $28,000 at March 31, 2014. The increase is attributable to the issuance of 1,900,000 shares of common stock for $380,000 after accounting for net loss incurred by our company during the fiscal six months ended September 30, 2014.

Net cash used in operating activities was $54,000 in the six months ended September 30, 2014, compared to net cash used in operating activities of $12,000 in the six months ended September 30, 2013. The overall $42,000 increase in net cash used in operating activities in the comparable six-month periods was primarily due to an increase in net loss of $28,000 of which $22,000 was attributable to expenses associated with the Securities Purchase Agreement, adjustments to accounts payable, accrued expenses and prepaids.

We had cash on hand at September 30, 2014 of $368,000 as compared to $42,000 at March 31, 2014. The increase in cash on hand is primarily due to sale of 1,900,000 shares of common stock described under “Recent Developments.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, our senior management, in conjunction with the Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. We are committed to continuously improving the state of our internal controls, corporate governance and financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as described in Item 9B of our Form 10-K for the year ended March 31, 2014, we have issued no unregistered securities within the period covered by this report.

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

FCCC, INC.

Dated: November 13, 2014	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

