Form 10-Q
period 2014-12-31
FCCC INC
filed 2015-02-13
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission File Number 001-08589

FCCC, INC.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut	060759497
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3502 Woodview Avenue, STE 200, Indianapolis, Indiana	46268
(Address of Principal Executive Offices)	(Zip Code)

(317) 860-8210

(Registrant’s Telephone Number, Including Area Code)

________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Nonaccelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☒ No ☐

As of January 30, 2015, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC.

FORM 10-Q

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	12

SIGNATURES		13

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$345	$42
Prepaid expense	2	-
Total current assets	347	42
Other assets	-	1
Total Assets	$347	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$1	$15
Total current liabilities	1	15
Total Liabilities	1	15

Stockholders’ equity
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at December 31, 2014 and 1,561,022 issued and outstanding at March 31, 2014	800	781
Additional paid-in capital	8,396	8,035
Accumulated Deficit	(8,850)	(8,788)
Total stockholders’ equity	346	28
Total Liabilities And Stockholders’ Equity	$347	$43

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Income
Interest income	$-	$-	$-	$	(a)
Total income	-	-	-		-
Expense
Operating and administrative expense	16	13	62		29
Total expense	16	13	62		29

Net Loss	$(16)	$(13)	$(62)		$(29)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)		$(0.02)

Weighted average common shares outstanding
Basic and diluted	3,461,022	1,561,022	2,756,295		1,561,022

(a) Less than $1,000

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	December,
	2014	2013
Cash Flows from Operating Activities
Net Loss	(62)	(29)
Adjustments to reconcile new loss to cash used in operating activities
Changes in assets and liabilites
Non-cash loss item (write-off of asset)	1	--
Increase in prepaid expense	(2)	--
Accounts payable and accrued expenses	(14)	---
Net cash used in operating activities	(77)	(29)

Cash from Financing Activities
Proceeds from issuance of common shares	380	-
Net cash provided by financing activities	380	-

Net increase (decrease) in cash	303	(29)
Cash at the beginning of the period	42	79
Cash at the end of the period	$345	$50

See notes to condensed financial statements

6

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014

(Unaudited)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE-April 1, 2014	1,561,022	$781	$8,035	$(8,788)	$28
Issuance Of Common Stock For Cash, Net of Share Issuance Costs Of Zero	1,900,000	19	361		380
Net loss-Nine months ended December 31, 2014				(62)	(62)
BALANCE-December 31, 2014	3,461,022	$800	$8,396	$(8,850)	$346

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2014

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of FCCC, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 1001 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

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

NOTE B – RELATED PARTY TRANSACTIONS

Employees and Consultants

On July 11, 2014, the Company entered into a consulting agreement with Bernard Zimmerman. Pursuant to the agreement, Mr. Zimmerman agreed to consult with the Company regarding the prior activities of the Company, acquisition and reverse merger or other corporate opportunities. Mr. Zimmerman was entitled to receive compensation of $2,000 per month. The agreement was set to expire July 11, 2015 and was terminable by either party on 30 days’ notice. The consulting agreement provided if the Company terminated the agreement on or prior to January 11, 2015, unless terminated as a result of Mr. Zimmerman’s breach of the agreement, the Company was to pay Mr. Zimmerman an amount equal to $12,000 reduced by any consulting fees previously paid to Mr. Zimmerman. On December 10, 2014, the Company provided 30 days written notice to Mr. Zimmerman terminating the consulting agreement effective January 11, 2015. Fees paid Mr. Zimmerman for the period ended December 31, 2014 were $12,000. There were no offsets to these fees.

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

Basic and diluted loss per common share was calculated using the following number of shares for the nine months ended December 31, 2014 and December 31, 2013:

	2014	2013
Weighted average number of common shares outstanding	2,756,295	1,561,022

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forwardlooking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2014. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

We have limited operations and are actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, we do not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to continue to incur a loss of between $10,000 to $14,000 per quarter, a reduction from the prior quarter as a result of the termination of the consulting agreement.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

CURRENT BUSINESS

Since June 2003, our operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, we do not expect to have significant operations. At this time, we have no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which we may become an operating company.

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

Opportunities may come to our attention from various sources, including our management, our stockholders, professional advisors, securities brokerdealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, we have no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While we do not currently anticipate that we will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, these firms may be retained if the arrangements are deemed to be in our best interest. Compensation to a finder or business acquisition firm may take various forms, including cash payments, payments involving issuance of securities (including those of our company), or any combination of these or other compensation arrangements. Consequently, we are currently unable to predict the cost of utilizing such services.

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

We may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

RECENT DEVELOPMENTS

None

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended December 31, 2014, we had a loss from operations of $16,000. The loss is attributable to the operational administrative and legal expenses incurred during the quarter. During the quarter ended December 31, 2013, the loss from operations was $13,000. The increase in the loss in the current quarter is primarily due to operating, administrative and legal expenses incurred in the quarter ended December 31, 2014 of $2,000 more than in the quarter ended December 31, 2013 primarily due to and increases in fees paid to our company’s outside professionals. Taxes paid in the quarter ended December 31, 2014 and 2013 were $0 in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of December 31, 2014 was $346,000 as compared to $28,000 at March 31, 2014. The increase is attributable to the issuance of 1,900,000 shares of common stock for $380,000 after accounting for net loss incurred by our company during the fiscal nine months ended December 31, 2014.

Net cash used in operating activities was $77,000 in the nine months ended December 31, 2014, compared to net cash used in operating activities of $29,000 in the nine months ended December 31, 2013. The overall $48,000 increase in net cash used in operating activities in the comparable ninemonth periods was primarily due to an increase in net loss of $33,000 which was attributable to $22,000 of expenses associated with the Securities Purchase Agreement which includes an increase of $12,000 in consulting fees payable under the consulting agreement entered into in conjunction with the Securities Purchase Agreement, the newly enacted OTCQB listing fee of $8,000 and adjustments to accounts payable, accrued expenses and prepaids.

We had cash on hand at December 31, 2014 of $345,000 as compared to $42,000 at March 31, 2014. The increase in cash on hand is primarily due to sale of 1,900,000 shares of common stock described under “Recent Developments.”

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, our senior management, in conjunction with the Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. We are committed to continuously improving the state of our internal controls, corporate governance and financial reporting.

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

None

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

FCCC, INC.

Dated: February 13, 2015	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit		Method of
Number	Description	Filing

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

