Form 10-K
period 2015-03-31
FCCC INC
filed 2015-06-30
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the

Transition Period From ________ to ________.

Commission file number 001-08589

FCCC, Inc.
(Exact Name of Registrant as Specified in its Charter)

Connecticut	06-0759497
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

3502 Woodview Trace, STE 200 Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip Code)

(317) 860-8210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year ended March 31, 2014: Less than $1,000.

As of September 30, 2014 the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $1,384,409 based on an average of the closing bid and ask prices for that period, which was equal to $0.400 per share.

As of June 26, 2015, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

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

PART I

Item 1. Business.

General

FCCC, Inc. (OTC.QB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 3502 Woodview Trace, Suite 200, Indianapolis, Indiana, Telephone Number 317-860-8210. FCCC is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2015.

The Company has had limited operations since June 30, 2003 and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Change of Control

On June 27, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus (collectively, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 1,900,000 shares (the “Shares”) of Common Stock for aggregate cash consideration equal to $380,000. The Shares represent approximately 54.9% of the issued and outstanding shares of the Company’s Common Stock as of the date of this Information Statement. The sale closed on July 11, 2014.

In connection with the entry into the Purchase Agreement, on June 27, 2014, our Board of Directors elected each of Frederick L. Farrar, Daniel R. Loftus and Fred J. Merritt to serve as directors of the Company effective as of the later of (a) 10 days after the mailing of this Information Statement to our stockholders and (b) a “closing” under the Purchase Agreement (such event, the “Change of Control”). Separately, each of our then current directors and officers resigned from all positions with our Company, also effective as of the Change of Control.

Current Business

Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we compete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $10,000 to $12,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

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

Employees and Consultants

The Company currently has two executive officers. Frederick Farrar serves as Chief Executive Officer and Chief Financial Officer. Daniel R. Loftus serves as Secretary.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC will have any full-time or other employees, except as may be the result of completing a transaction.

Available Information

Members of the public may read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports and information statements and other information about us and other issuers that file electronically at http://www.sec.gov.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

We are not aware of any legal proceeding to which any director or officer or any of their affiliates is a party adverse to our Company or in which such persons have a material interest adverse to our Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Price Range of Common Stock

The Company’s common stock is quoted and traded on the OTCQB, administered by OTC Markets Group, LLC and the bid and ask prices of the Company’s stock are quoted under the symbol “FCIC.” The following are the low and high prices for the Company’s common stock during the fiscal years ended March 31, 2015 and 2014 as quoted on the OTCQB. The information shown below was obtained from OTC Markets Group, LLC.

Period	Low	High

Fiscal Year ended March 31, 2015

First Quarter	$0.110	$0.611
Second Quarter	$0.331	$0.560
Third Quarter	$0.235	$0.400
Fourth Quarter	$0.235	$0.290

Fiscal Year ended March 31, 2014

First Quarter	$0.110	$0.170
Second Quarter	$0.100	$0.310
Third Quarter	$0.120	$0.250
Fourth Quarter	$0.120	$0.250

On June 26, 2015, the closing price per share of our common stock, as reported on the OTCQB, was $0.250. As of the same date, our common stock was held by 782 shareholders of record.

Transfer Agent

The transfer agent of the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended March 31, 2015 and 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $10,000 to $12,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return.

On June 27, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus (collectively, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 1,900,000 shares (the “Shares”) of Common Stock for aggregate cash consideration equal to $380,000. The Shares represent approximately 54.9% of the issued and outstanding shares of the Company’s Common Stock as of the date of this Information Statement. The sale closed on July 11, 2014.

Results Of Operations And Financial Condition

During the year ended March 31, 2015, the Company had a loss from operations of $72,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2014, the loss from operations was $43,000.

The increase in the loss for the year ended March 31, 2015 is attributable to:

(A) An increase in legal, operating and administrative expenses of $29,000 in the year ended March 31, 2015. This increase is primarily due to additional amounts expended with respect to the Purchase Agreement, which includes an increase of $12,000 in consulting fees payable under the consulting agreement entered into in conjunction with the Securities Purchase Agreement, the newly enacted OTCQB listing fee of $7,500 and adjustments to accounts payable, accrued expenses and prepaids.

(B) Taxes paid in the years ended March 31, 2015 and 2014 were $-0- in both years.

Liquidity and Capital Resources

Stockholders’ equity as of March 31, 2015 was $336,000 as compared to $28,000 at March 31, 2014. The increase is attributable to the proceeds from the sale of shares pursuant to the Purchase Agreement.

The Company had cash on hand at March 31, 2015 of $337,000 as compared to $42,000 at March 31, 2014. The increase in cash on hand is attributable to the proceeds from the sale of shares pursuant to the Purchase Agreement.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any cash distributions or dividends in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements.

FCCC, INC.

INDEX TO FINANCIAL STATEMENTS

Page (s)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	11
FINANCIAL STATEMENTS:
Balance Sheets	12
Statements of Operations	13
Statements of Changes in Stockholders’ Equity	14
Statements of Cash Flows	15
Notes to the Financial Statements	16-20

Report of Independent Registered Public Accounting Firm – Marcum LLP

To the Board of Directors and Stockholders of

FCCC, Inc.

Indianapolis, Indiana

We have audited the accompanying balance sheet of FCCC, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc., as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Providence, Rhode Island

June 30, 2015

FCCC, INC.

BALANCE SHEETS

MARCH 31, 2015 AND 2014

(Dollars in thousands, except share data)

	2015	2014
ASSETS
Current assets:
Cash	$337	$42

Total current assets	337	42

Other assets	-	1

TOTAL ASSETS	$337	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$1	$15

Total current liabilities	1	15

TOTAL LIABILITIES	1	15

Stockholders’ equity:
Common stock, no par value, authorized 22,000,000 shares, 3,461,022 issued and outstanding at March 31, 2015 and 1,561,022 shares issued and outstanding at March 31, 2014	800	781
Additional paid-in capital	8,396	8,035
Accumulated deficit	(8,860)	(8,788)
Total stockholders’ equity	336	28

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337	$43

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands, except share data)

	2015	2014

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Legal expenses	27	13
Operating and administrative expenses	45	30

Total expenses	72	43

Net Loss:	$(72)	$(43)

Basic and diluted loss per share:	$(0.025)	$(0.028)

Weighted average common shares outstanding:
Basic and diluted	2,930,063	1,561,022

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2013	1,561,022	$781	$8,035	$(8,745)	$71

Net Loss – Year ended March 31, 2014	–	–	–	(43)	(43)

Balance, March 31, 2014	1,561,022	781	8,035	(8,788)	28
Issuance of Common Stock for Cash	1,900,000	19	361		380

Net Loss – Year Ended March 31, 2015	–	–	–	(72)	(72)

Balance, March 31, 2014	3,461,022	$800	$8,396	$(8,860)	$336

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(72)	$(43)

Adjustments to reconcile net loss to cash used in operating activities:
Increase (Decrease) in liabilities:
Non-cash loss item (write-off of asset)	1	--
Accounts payable and accrued expenses	(14)	6
Net cash used in operating activities	(85)	(37)

Cash from Financing Activities	380	--
Proceeds from Issuance of Common Stock	380	--

Net Increase (decrease) in cash	295	(37)
Cash, beginning of year	42	79
Cash, end of year	$337	$42

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at such institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2015 the amount uninsured was $87,181.

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

MARCH 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was $0 and $850 for the years ended March 31, 2015 and 2014 respectively.

Earnings Per Common Share:

The Company follows FASB ASC 260. Basic Earnings Per Share (“EPS) is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31
	2015	2014

Weighted average number of common shares outstanding	2,930,063	1,561,022

Revenue and Cost Recognition:

Not applicable.

Common Stock Warrants:

None outstanding.

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 3 - STOCK OPTIONS:

The Company had one stock option plan during previous years. During the year ended March 31, 2014, this option plan expired.

Options granted pursuant to the 2002 Plan:

On October 3, 2003, options to purchase 45,000 shares were granted under the 2002 Plan at an exercise price of $1.05 per share. During October 2013, all remaining options expired unexercised.

The weighted-average remaining contractual life of the outstanding options is “None”.

During fiscal 2015 and 2014, no new share based payments were granted, and no compensation expense was recognized.

NOTE 4 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

The Company leased office space on a month-to-month basis at a rate of $500 per month. Rent expense totaled $2,500 for the year ended March 31, 2015. The month-to-month tenancy was cancelled in August, 2014.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that FCCC, Inc. will have any full-time or other employees, except as may be the result of completing a transaction.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 5 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2015, the Company has available net operating losses of $654,868 and $471,821 for federal and state income taxes, respectively, that expire from 2019 to 2035 For the years ended March 31, 2015 and 2014, approximately $0 and $81,000 in federal net operating losses have expired, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The net change in the valuation allowance resulted in a decrease of $71,463 and a decrease of $10,193 for the years ended March 31, 2015, and 2014, respectively. The Company’s net operating losses were limited by Internal Revenue Code Section 382 by $297,548.

The Company’s deferred tax asset and valuation allowance as of March 31, 2015 and 2014 are as follows:

	March 31
	2015	2014
Net Operating Losses	$154,516	$225,980
Valuation Allowance	(154,516)	(225,980)
	$–	$–

The Company’s provision for federal and state income taxes for the years ended March 31, 2015 and 2014 consist of the following:

	March 31
	2015	2014
Current Tax Benefit	$(29,703)	$(17,478)
Benefit of net operating loss	29,703	17,478
Net tax provision	$–	$–

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2015 and 2014 as follows:

	March 31
	2015	2014
Federal statutory rate	34.0%	34.0%
State tax, net of federal tax effect	4.95%	4.95%
Valuation allowance	(38.95)%	(38.95)%

Effective tax rate	0.0%	0.0%

As of March 31, 2015 and 2014, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2015, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6 – COMMON STOCK:

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

NOTE 7 – SUBSEQUENT EVENTS:

None.

Item 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer who is also the Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Report of Management’s on Internal Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2015 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

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

During the Company’s fourth fiscal quarter ended March 31, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frederick L. Farrar	59	Chairman, President, Chief Executive Officer, Principal Financial Officer and Director
Daniel R. Loftus	64	Secretary and Director
Fred J. Merritt	48	Director

The following summarizes the background of each such executive officer and appointed director. Each director has served since July, 2014.

Frederick L. Farrar has served as Chairman, President, Chief Executive Officer, Principal Financial Officer and as a Director of the Company since July 2014. Previously, he served as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc., from 1990 to 2013. Mr. Farrar also served on its board of directors from 2002 until it was acquired by Voxx International (NASDAQ: VOXX) in March of 2011. After the acquisition, Mr. Farrar continued to serve as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc. until 2014. Mr. Farrar is a founder and served as President and Chief Operating Officer of Windrose Medical Properties Trust (NYSE:WRS) from 2002 to 2006. After its merger with Healthcare REIT, Inc. (NYSE:HCN), he served as Executive Vice President from 2006 to 2010. Other roles include President and Chief Financial Officer of Trading Company of America, LTD, a private company that operated retail jewelry locations under the business name “The Shane Company”, from 1992 to 1997; Chief Financial Officer of National Guest Homes Inc., a developer and operator of assisted living facilities, from 1990 to 1996; and Chief Financial Officer of Hospital Affiliates Development Corporation, a fee-based developer of hospitals and other medical facilities from 1990 through 2002. Prior to 1990, Mr. Farrar had an initial 10 year career as a fee-based financial advisor. Mr. Farrar is President and founder of Chafre LLC, a private investment-focused company that became a significant stockholder of the Company after the Change in Control, among other private entities. Mr. Farrar received a B.A. from St. Lawrence University in 1978 and a law degree from Syracuse University in 1980.

Daniel R. Loftus has served as Secretary and as a director of the Company since July 2014. Mr. Loftus previously served as Executive Vice President, Secretary and General Counsel of Windrose Medical Properties Trust (NYSE:WRS) from 2002 to 2006. After its merger with Health Care REIT, Inc. (NYSE:HCN), he served as Senior Vice President from 2006 to December 2013. Other roles include Executive Vice President and Chief Counsel of MT Communications, Inc., a private company operating a television station, from 1994 to 1996; and Chief Manager of Emmaus Ventures, a private investment-focused company during 2000. Mr. Loftus has been engaged in the practice of law since 1976 with several law firms located in Nashville, Tennessee. Mr. Loftus received a B.A. from Wabash College in 1972 and a law degree from Vanderbilt University in 1975.

Fred J. Merritt has served as a director of the Company since July 2014. He has served as president and sole shareholder of LFM Investments, Inc. (“LFM”) since its formation in 1999. LFM has been active in the acquisition, ownership and management of companies engaged in various industries including manufacturing, electronics, bio-tech, printing, construction, finance, parking and staffing. Mr. Merritt has also served as chief executive officer, president, vice president of finance and sole shareholder of Riverside Mfg., LLC, a private specialized military supplier focused on wheeled tire vehicles and track vehicles, since 2002. Prior to 1999, he devoted ten years of his career in the corporate banking industry with a focus on closely held business acquisitions and valuations. Mr. Merritt served as an outside director for Bloomfield State Bank from 2007 to 2014, where he was a member of the Bank’s audit and loan committees. Mr. Merritt received a B.S. degree from Indiana University in 1989.

The Company’s Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our executive officer(s). All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed. The Company has not held an annual meeting of stockholders since 2003.

Mr. Farrar is our Chief Executive Officer and leads our Board of Directors as Chairman. We have not designated a lead independent director. We believe that this structure is appropriate for the Company at this time. Specifically, we believe that the current leadership structure provides leadership and engagement while we seek and evaluate opportunities. Because we do not currently have any operations, we believe the potential risks of concentration of authority are outweighed by the efficiency of having the same person serve as Chief Executive Officer and Chairman.

One of the key functions of our Board of Directors is informed oversight of our Company’s risk management processes. Our Board administers its oversight functions primarily through monitoring and assessing risks through its full membership rather than through standing committees. Our audit committee is responsible for assessing significant financial risks and risks of compliance with legal and regulatory requirements.

Director Independence

Based upon a review of the material relationships between our directors and our Company, we have determined that none of our directors are eligible for designation as “independent” directors. However, this information is provided for disclosure purposes only. Because we do not have shares listed for trading on any securities exchange, our Company is not required to have any independent directors on its Board of Directors, or any particular committee of the Board of Directors.

Committees of the Board

Audit Committee. Our Board of Directors has established an Audit Committee. The Committee meets with management and our independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Audit Committee is composed of Daniel R. Loftus and Fred J. Merritt.

All of the members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC.

Our Board of Directors does not have a standing compensation committee or nominating committee. We believe this structure is appropriate in light of the Company’s current capital structure and level of operations.

Family Relationships

There are no family relationships among our directors and any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 5% of a registered class of FCCC’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 5% stockholders are required by SEC regulations to furnish FCCC with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 5% stockholders were complied with during the fiscal year ended March 31, 2015.

Audit Committee Financial Expert

None of our directors are eligible to qualify as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. As the Company commences operations and adds independent directors to serve on its board, it expects to add one or more such persons who qualify as “audit committee financial expert.”

Code of Ethics

We do not currently have a code of ethics. We believe this approach is appropriate in light of the Company’s current capital structure and level of operations, but we expect to continue to evaluate the appropriateness of adopting a code of ethics as our Company continues to develop.

Communication to the Board of Directors

You may contact our Board of Directors or any director by mail addressed to the attention of our entire Board or the specific director identified by name or title, at FCCC, Inc., 3502 Woodview Trace, Suite 200, Indianapolis, Indiana 46268. All communications will be submitted to our Board or the specified director on a periodic basis.

Item 11. Executive Compensation.

Compensation

For the fiscal years ended March 31, 2015 and March 31, 2014 there was no direct compensation awarded to, earned by or paid by us to any person. See Related Party Transactions below for a discussion of payments made to Bernard Zimmerman & Company, Inc., an affiliate of Bernard Zimmerman, our former President and Chief Executive Officer.

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended March 31, 2015 and 2014 by the Company’s (i) Chief Executive Officer, and (ii) “highly compensated” executive officers, other than the CEO, as determined by Regulation S-K, Item 402 (the individuals falling within categories (i) and (ii) are collectively referred to as the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	All Other Compensation ($)	Total ($)
Frederick L. Farrar,	2015	–	–	–	–	–	–
Chairman, President, Chief Executive Officer,
and, Principal Financial Officer

Daniel R. Loftus, Secretary	2015	–	–	–	–	–	–

Bernard Zimmerman,	2015	–	–	–	–	–(2)	–
Former Chief Executive Officer and President(1)	2014	–	–	–	–	–(2)	–

_____________

(1)	Mr. Zimmerman resigned all positions with our Company in July, 2014.

(2)

Bernard Zimmerman & Company, Inc. of which Mr. Zimmerman is the President and a controlling stockholder received consulting fees during 2014 and 2015 pursuant to a consulting arrangement with the Company. See Related Party Transactions in Part III, Item 13 below for additional details.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2015 and 2014.

Compensation of Directors

All directors, other than Mr. Farrar and Mr. Loftus, are eligible to receive a fee of $100 for each Board of Directors meeting attended. Audit Committee members receive a fee of $100 per Audit Committee meeting held on a day when a meeting of the Board is not also scheduled to occur.

The members of the Board as a group received director fees of $200 in total covering the fiscal year ended March 31, 2015. All Board meetings were held telephonically.

Director Compensation for the Fiscal Year Ended March 31, 2015

Name	Fees Earned or Paidin Cash	Total
Frederick L. Farrar	–	–
Michael L. Goldman(1)	–	–
Daniel R. Loftus	–	–
Frederick J. Merritt	$200	$200
Jay J. Miller(1)	–	–
Bernard Zimmerman(1)	–	–

_______________

(1) Former director.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2015, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Frederick L. Farrar 3502 Woodview Trace, Suite 200 Indianapolis, IN 46268	925,000	(2)	26.7%

Daniel R. Loftus 5210 Heathrow Hill Drive Brentwood, TN 37027	185,000		5.4%

Frederick J. Merritt 1650 West 106th Street Carmel, IN 46032	500,000	(3)	14.5%

All directors and executive officers as a group (3 persons)	1,610,000		46.5%

LFM Investments, Inc. 1650 W. 106th Street Indianapolis, IN 46032	500,000		14.5%

Chafre, LLC 3502 Woodview Trace, Suite 200 Indianapolis, IN 46032	400,000		11.6%

Charles E. Lanham 7564 Silver Pine Court Indianapolis, IN 46250	290,000		8.4%

Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	244,440		7.1%

Bernard Zimmerman & Company, Inc. 18 High Meadow Road Weston, CT 06833	241,800		7.0%

Claudia B. Carucci Uncle Mills Partners, LLC 17 Eagle Island Place Sheldon, SC 29941-3017	193,785	(4)	5.6%

___________________

(1)  Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned.

(2)  Includes 400,000 shares held by Chafre, LLC of which Mr. Farrar is the Managing Member.

(3)  All 500,000 shares are held by LFM Investments, Inc., of which Mr. Merritt serves as President.

(4) Based upon Schedule 13G filed on February 11, 2014 providing data as of December 31, 2013.  Includes 79,389 shares held by Uncle Mills Partners, LLC, of which Ms. Carucci is the Manager.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On July 11, 2014, the Company entered into a consulting agreement with Bernard Zimmerman. Pursuant to the agreement, Mr. Zimmerman agreed to consult with the Company regarding the prior activities of the Company, acquisition and reverse merger or other corporate opportunities. Mr. Zimmerman was entitled to receive compensation of $2,000 per month. The agreement was set to expire July 11, 2015 and was terminable by either party on 30 days’ notice. The consulting agreement provided if the Company terminated the agreement on or prior to January 11, 2015, unless terminated as a result of Mr. Zimmerman’s breach of the agreement, the Company was to pay Mr. Zimmerman an amount equal to $12,000 reduced by any consulting fees previously paid to Mr. Zimmerman. On December 10, 2014, the Company provided 30 days written notice to Mr. Zimmerman terminating the consulting agreement effective January 11, 2015. Fees paid Mr. Zimmerman for the year ended March 31, 2015 were $12,000. There were no offsets to these fees.

Item 14. Principal Accountant Fees and Services.

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

The following tables summarize the aggregate fees billed by the Company’s current and former independent registered public accounting firm, Marcum, LLP and Braver P.C. for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	2015	2014
Fee Category	Marcum	Marcum	Braver
Audit Fees(1)	$10,000	$6,000	$2,000
Audit-Related Fees(2)	–	–	–
Tax Fees(3)	1,500	1,500	–
All Other Fees(4)	–	–	–
Total	$11,500	$7,500	$2,000

___________________

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

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for 13% of the total tax fees incurred in 2015 and 2014.

(4) The Company was not billed by either of its independent registered public accounting firms in 2015 or 2014 for any other fees.

All Other Fees

Any permitted non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve the fees and other significant compensation to be paid to the independent auditors.

PART IV

ITEM 15. EXHIBITS.

(a)	Documents filed as part of this annual report on Form 10-K:

1.	Consolidated Financial Statements (See Item 8 above):

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2014 and 2015

Statements of Operations for the fiscal years ended March 31, 2014 and 2015

Statements Changes in Stockholders’ Equity for the fiscal years ended March 31, 2014 and 2015

Statements of Cash Flows for the fiscal years ended March 31, 2014 and 2015

Notes to the Financial Statements

2.	Financial Statement Schedule:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits:

Unless otherwise indicated, all documents incorporated into this annual report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 001-08589.

Exhibit Number	Description
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007
10.1

Securities Purchase Agreement with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus (incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2014)

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2015.

FCCC, INC.

By:	/s/ Frederick L. Farrar
Frederick L. Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2015.

Name	Title

/s/ Frederick L. Farrar	Chairman, President, Chief Executive Officer,
Frederick L. Farrar	Chief Financial Officer and Director
(principal executive and financial officer)

/s/ Daniel R. Loftus	Secretary and Director
Daniel R. Loftus

/s/ Fred J. Merritt	Director
Fred J. Merritt

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Filed Electronically
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Filed Electronically
10.1	Securities Purchase Agreement with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus	Incorporated by Reference
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	XBRL Data Files	Filed Electronically

