Form 10-Q
period 2015-06-30
FCCC INC
filed 2015-08-14
CIK 730669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-08589

FCCC, INC.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3502 Woodview Trace, STE 200, Indianapolis, Indiana	46268
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2015, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC. FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our annual report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

ii

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$326	$337
Prepaid expense	7	–
Total current assets	333	337
TOTAL ASSETS	$333	$337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$10	$1
Total current liabilities	10	1
TOTAL LIABILITIES	10	1

Stockholders’ Equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at June 30, 2015 and 1,561,022 issued and outstanding at March 31, 2015	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(8,873)	(8,860)
Total stockholders’ equity	323	336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333	$337

See notes to condensed financial statements.

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2015	2014
Income:
Interest income	$–	$–

Total income	–	–

Expenses:
Operating and administrative expenses	13	27

Total expenses	13	27

Loss before income taxes	(13)	(27)

Net Loss	$(13)	$(27)

Basic and diluted loss per share	$(0.0038)	$(0.0200)

Weighted average common shares outstanding Basic and diluted	3,461,022	1,561,022

See notes to condensed financial statements.

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(13)	$(27)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Increase in other asset	(8)	--
Accounts payable and accrued expenses	10	17
Net cash used in operating activities	(11)	(10)

Net decrease in cash	(11)	(10)
Cash at the beginning of the period	337	42
Cash at the end of the period	$326	$32

See notes to condensed financial statements.

3

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Unaudited)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2015	3,461,022	$800	$8,396	$(8,860)	$336
Net loss	–	–	–	(13)	(13)
Balance as of June 30, 2015	3,461,022	$800	$8,396	$(8,873)	$323

See notes to condensed financial statements.

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of FCCC, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2016 or other future periods. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

NOTE 2 – RELATED PARTY TRANSACTIONS

None.

NOTE 3 – EARNINGS PER SHARE

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2015 and June 30, 2014:

	2015	2014
Weighted average number of common shares outstanding (basic and diluted)	3,461,022	1,561,022

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties are summarized in the forward-looking statements in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2015. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

We have limited operations and are actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, we do not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to continue to incur a loss of between $10,000 to $13,000 per quarter. The increase in first quarter expenses relates to our audit and tax return.

We do not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of our board of directors. At this time we have no plans to pay any additional cash distributions in the foreseeable future.

CURRENT BUSINESS

Since June 2003, our operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, we do not expect to have significant operations. At this time, we have no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which we may become an operating company.

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

We may also be subject to increased governmental regulation following a transaction however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2015, we had a loss from operations of $13,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended June 30, 2014, the loss from operations was $27,000. The decrease in the loss in the current quarter is primarily due to reduction in legal and the company’s other outside professionals expenses incurred in the quarter ended June 30, 2014 relating to the sale of common stock. Taxes paid in the quarters ended June 30, 2015 and 2014 were $0 in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2015, was $323,000 as compared to $336,000 at March 31, 2015. The decrease is attributable to an increase in auditing and tax return preparation expenses for the quarter ended June 30, 2015.

Net cash used in operating activities was $11,000 in the three months ended June 30, 2015, compared to net cash used in operating activities of $10,000 in the three months ended June 30, 2014. The $1,000 increase was primarily due to adjustments to accounts payable, accrued expenses and prepaids.

Cash on hand at June 30, 2015 was $326,000 as compared to $32,000 at June 30, 2014. The increase in cash on hand was primarily due to the sale of 1,900,000 shares of common stock for cash consideration equal to $380,000 in July 2014.

We do not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of our board of directors. At this time we have no plans to pay any cash distributions or dividends in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, our senior management, in conjunction with our board of directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. We are committed to continuously improving the state of our internal controls, corporate governance and financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings. From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities. Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for year ended March 31, 2015)
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for year ended March 31, 2015)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002
101	XBRL Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Date: August 14, 2015	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by Reference
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Incorporated by Reference
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed Electronically
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	XBRL Data Files	Filed Electronically

