Form 10-Q
period 2015-09-30
FCCC INC
filed 2015-11-12
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

(317) 860-8213

(Registrant's Telephone Number, Including Area Code)

________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2015, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC. FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading "Risk Factors" included in our annual report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$309	$337
Prepaid expense	6	0
Total current assets	315	337
Other asset	-	-
TOTAL ASSETS	$315	$337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$2	$1
Total current liabilities	2	1
TOTAL LIABILITIES	2	1

Stockholders' equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at September 30, 2015 and at March 31, 2015	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(8,883)	(8,860)
Total stockholders' equity	313	336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$315	$337

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Six Months Ended September 30,
	2015	2014

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	23	46

Total expenses	23	46

Loss before income taxes	(23)	(46)
Income tax expense	--	--

Net Loss	$(23)	$(46)

Basic and diluted loss per share	$(0.007)	$(0.019)

Weighted average common shares outstanding

Basic and diluted	3,461,022	2,402,006

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2015	2014

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	10	19

Total expenses	10	19

Loss before income taxes	(10)	(19)
Income tax expense	--	--

Net Loss	$(10)	$(19)

Basic and diluted loss per share	$(0.003)	$(0.006)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,233,848

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(23)	$(46)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in other asset	(6)	(3)
Accounts payable and accrued expenses	1	(5)
Net cash used in operating activities	(28)	(54)

Cash Flows from Financing Activities

Proceeds from issuance of common shares	--	380

Net cash provided by financing activities	--	380

Net increase (decrease) in cash	(28)	326
Cash at the beginning of the period	337	42
Cash at the end of the period	$309	$368

See notes to condensed financial statements

4

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2015	3,461,022	$800	$8,396	$(8,860)	$336
Net loss	–	–	–	(23)	(23)
Balance as of September 30, 2015	3,461,022	$800	$8,396	$(8,883)	$313

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of FCCC, Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

None.

NOTE 3 – EARNINGS PER SHARE

The Company follows FASB ASC 260, Earnings Per Share. Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares for the six months ended September 30, 2015 and September 30, 2014:

	2015	2014
Weighted average number of common shares outstanding (basic and diluted)	3,461,022	2,402,006

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended September 30, 2015, we had a loss from operations of $10,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended September 30, 2014, the loss from operations was $19,000. The decrease in the loss in the current quarter is primarily due to a decrease in legal and the company's other outside professionals' expenses incurred in the quarter ended September 30, 2015. Taxes paid in the quarters ended September 30, 2015 and 2014 were $0 in both quarters.

During the six months ended September 30, 2015, we had a loss from operations of $23,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the six months ended September 30, 2014, the loss from operations was $46,000 primarily due to an increase in legal and the company's other outside professionals' expenses incurred in the six months ended September 30, 2014. Taxes paid in the six months ended September 30, 2015 and 2014 were $0 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity as of September 30, 2015, was $313,000 as compared to $336,000 at March 31, 2015. The decrease is attributable to an increase in auditing and tax return preparation expenses.

Net cash used in operating activities was $28,000 in the six months ended September 30, 2015, compared to net cash used in operating activities of $54,000 in the six months ended September 30, 2014. The $26,000 decrease was primarily due to a decrease in legal and other outside professionals' expenses.

Cash on hand at September 30, 2015 was $309,000 as compared to $368,000 at September 30, 2014. The decrease in cash on hand was primarily due to ongoing legal and other outside professionals' expenses.

We do not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of our board of directors. At this time we have no plans to pay any cash distributions or dividends in the foreseeable future. We have no material off balance sheet arrangements. There has been no material changes in any contractual obligations as summarized in the Company's 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, our senior management, in conjunction with our board of directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. We are committed to continuously improving the state of our internal controls, corporate governance and financial reporting.

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

FCCC, INC.

Date: November 12, 2015	By:	/s/ Frederick Farrar
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