Form 10-Q
period 2015-12-31
FCCC INC
filed 2016-02-11
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2015

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

As of February 9, 2016, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC. FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading "Risk Factors" included in our annual report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$300	$337
Prepaid expense	4	0
Total current assets	304	337
Other asset	--	--
TOTAL ASSETS	$304	$337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$2	$1
Total current liabilities	2	1
TOTAL LIABILITIES	2	1

Stockholders' equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at December 31, 2015 and at March 31, 2015	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(8,894)	(8,860)
Total stockholders' equity	302	336
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$304	$337

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Nine Months Ended December 31,
	2015	2014

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	34	62

Total expenses	34	62

Loss before income taxes	(34)	(62)
Income tax expense	--	--

Net Loss	$(34)	$(62)

Basic and diluted loss per share	$(0.0098)	$(0.0225)

Weighted average common shares outstanding

Basic and diluted	3,461,022	2,756,295

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,
	2015	2014

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	11	16

Total expenses	11	16

Loss before income taxes	(11)	(16)
Income tax expense	--	--

Net Loss	$(11)	$(16)

Basic and diluted loss per share	$(0.0032)	$(0.0046)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(34)	$(62)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Non-cash loss item (write off of asset)	0	1
Increase in prepaid expense	(4)	(2)
Accounts payable and other accrued expenses	1	(14)
Net cash used in operating activities	(37)	(77)

Cash Flows from Financing Activities
Proceeds from issuance of common shares	--	380
Net cash provided by financing activities	--	380

Net increase (decrease) in cash	(37)	303

Cash at the beginning of the period	337	42

Cash at the end of the period	$300	$345

See notes to condensed financial statements

4

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of April 1, 2015	3,461,022	$800	$8,396	$(8860)	$336
Net loss	–	–	–	(34)	(34)
Balance as of December 31, 2015	3,461,022	$800	$8,396	$(8,894)	$302

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2015

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

Basic and diluted loss per common share was calculated using the following number of shares for the nine months ended December 31, 2015 and December 31, 2014:

	2015	2014

Weighted average number of common shares outstanding (basic and diluted)	3,461,022	2,765,295

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that we file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2015. These forward-looking statements reflect our view only as of the date of this report. We cannot guarantee future results, levels of activity, performance, or achievement. We do not undertake any obligation to update or correct any forward-looking statements.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended December 31, 2015, we had a loss from operations of $11,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended December 31, 2014, the loss from operations was $16,000. The decrease in the loss in the current quarter is primarily due to a decrease in legal and the Company's other outside professionals' expenses incurred in the quarter ended December 31, 2015. Taxes paid in the quarters ended December 31, 2015 and 2014 were $0 in both quarters.

During the nine months ended December 31, 2015, we had a loss from operations of $34,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the nine months ended December 31, 2015. During the nine months ended December 31, 2014, the loss from operations was $62,000 primarily due to an increase in legal and the Company's other outside professionals' expenses incurred in the nine months ended December 31, 2014. Taxes paid in the nine months ended December 31, 2015 and 2014 were $0 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity as of December 31, 2015, was $302,000 as compared to $336,000 at March 31, 2015. The decrease is attributable to the net loss incurred during the nine-month period ended December 31, 2015.

Net cash used in operating activities was $37,000 in the nine months ended December 31, 2015, compared to net cash used in operating activities of $77,000 in the nine months ended December 31, 2014. The $40,000 decrease was primarily due to a decrease in legal and other outside professionals' expenses.

Cash on hand at December 31, 2015 was $300,000 as compared to $345,000 at December 31, 2014. The decrease in cash on hand was primarily due to ongoing legal, accounting and other outside professional expenses.

We have no material off balance sheet arrangements. There has been no material change in any contractual obligation as summarized in the Company's annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe that there are significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. Although there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date, our senior management, in conjunction with our board of directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. We are committed to continuously improving the state of our internal controls, corporate governance and financial reporting.

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

FCCC, INC.

Date: February 11, 2016	By:	/s/ Frederick Farrar
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