Form 10-K
period 2016-03-31
FCCC INC
filed 2016-06-17
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates as of September 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $333,184 based on the price at which the registrant's common stock was last sold as of the same date.

As of June 16, 2016, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC.
ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, "forward-looking" statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "believe," "estimate," "expect," "future," "intend", "likely," "may," "plan," "seek," "will" and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

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

ii

PART I

Item 1. Business.

General

FCCC, Inc. (OTC.QB "FCIC") was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 3502 Woodview Avenue, Suite 200, Indianapolis, Indiana, Telephone Number 317-860-8213. FCCC is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2016.

The Company has had limited operations since June 30, 2003 and is a "shell company" as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See "Current Business" below.

Current Business

Since June 2003, the Company's operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $10,000 to $12,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

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

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of FCCC with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of FCCC following reorganization or other financial transaction. As part of such a transaction, some or all of FCCC's existing directors may resign and new directors may be appointed. The Company's operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of the Company's Board of Directors. At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

Competition

FCCC is in direct competition with many other entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, special purpose acquisition companies ("SPACs"), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which FCCC could consider. Many of these competing entities also possess significantly greater experience and contacts than FCCC's management. Moreover, FCCC also competes with numerous other companies similar to it for such opportunities.

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

2

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Price Range of Common Stock

The Company's common stock is quoted and traded on the OTCQB, administered by OTC Markets Group, LLC and the bid and ask prices of the Company's stock are quoted under the symbol "FCIC." The Company declared no dividends in fiscal years ended March 31, 2016 and 2015. The following are the low and high prices for the Company's common stock during the fiscal years ended March 31, 2016 and 2015 as quoted on the OTCQB. The information shown below was obtained from OTC Markets Group, LLC.

Period	Low	High

Fiscal Year ended March 31, 2016
First Quarter	$.25	$.29
Second Quarter	$.18	$.25
Third Quarter	$.18	$.18
Fourth Quarter	$.08	$.20

Fiscal Year ended March 31, 2015
First Quarter	$0.110	$0.611
Second Quarter	$0.331	$0.560
Third Quarter	$0.235	$0.400
Fourth Quarter	$0.235	$0.290

On June 16, 2016, the closing price per share of our common stock, as reported on the OTCQB, was $0.16. As of the same date, our common stock was held by 584 shareholders of record.

Transfer Agent

The transfer agent of the Company's common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended March 31, 2016 and 2015.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10 K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See "Forward-looking Statements."

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company's plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $10,000 to $12,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return.

Results of Operations and Financial Condition

During the year ended March 31, 2016, the Company had a loss from operations of $44,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2015, the loss from operations was $72,000.

The decrease in the loss for the year ended March 31, 2016 is attributable to:

(A) A decrease in legal, operating and administrative expenses of $28,000 in the year ended March 31, 2016. This decrease is primarily due to completion of the additional legal and accounting expenses expended with respect to the Purchase Agreement in the year ended March 31, 2015, which included an increase of $12,000 in consulting fees payable under the consulting agreement entered into in conjunction with the Securities Purchase Agreement and the newly enacted OTCQB listing fee of $7,500.

(B) Taxes paid in the years ended March 31, 2016 and 2015 were $-0- in both years.

Liquidity and Capital Resources

Stockholders' equity as of March 31, 2016 was $292,000 as compared to $336,000 at March 31, 2015. The decrease is attributable to the operating loss incurred in 2016.

The Company had cash on hand at March 31, 2016 of $293,000 as compared to $337,000 at March 31, 2015. The decrease in cash on hand is attributable operating loss incurred in 2016.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of the Company's Board of Directors. At this time the Company has no plans to pay any cash distributions or dividends in the foreseeable future.

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

Item 8. Financial Statements.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

FCCC, Inc.

Indianapolis, Indiana

We have audited the accompanying balance sheet of FCCC, Inc. (the "Company") as of March 31, 2016 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc., as of March 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Somerset CPAs, P.C.

Somerset CPAs, P.C.

Indianapolis, Indiana

June 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FCCC, Inc.

Indianapolis, Indiana

We have audited the accompanying balance sheet of FCCC, Inc. (the "Company") as of March 31, 2015, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc., as of March 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

Providence, Rhode Island

June 30, 2015

FCCC, INC.

BALANCE SHEETS
MARCH 31, 2016 AND 2015
(Dollars in thousands, except share data)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash	$293	$337
Prepaids	2	–

Total current assets	295	337

TOTAL ASSETS	$295	$337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$3	$1

Total current liabilities	3	1

TOTAL LIABILITIES	$3	$1

Stockholders' equity:

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 shares issued and outstanding at March 31, 2016 and March 31, 2015	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(8,904)	(8,860)
Total stockholders' equity	292	336

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$295	$337

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2016 AND 2015
(Dollars in thousands, except share data)

	Year Ended March 31,
	2016	2015
Income:
Interest income	$–	$–

Total income	–	–

Expenses:
Professional expenses	30	27
Operating and administrative expenses	14	45

Total expenses	44	72

Net Loss:	$(44)	$(72)

Basic and diluted loss per share:	$(0.013)	$(0.025)

Weighted average common shares outstanding:
Basic and diluted	3,461,022	2,930,063

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2016 AND 2015
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2014	1,561,022	$781	$8,035	$(8,788)	$28
Issuance of Common Stock for Cash	1,900,000	19	361	–	380

Net Loss – Year Ended March 31, 2015	–	–	–	(72)	(72)

Balance, March 31, 2015	3,461,022	800	8,396	(8,860)	336

Net Loss – Year Ended March 31, 2016	–	–	–	(44)	(44)

Balance, March 31, 2016	3,461,022	$800	$8,396	$(8,904)	$292

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2016 AND 2015
(Dollars in thousands)

	Year Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(44)	$(72)

Adjustments to reconcile net loss to cash used in operating activities:
Increase (Decrease) in liabilities:
Non-cash loss item (write-off of asset)	–	1
Prepaids	(2)	–
Accounts payable and accrued expenses	2	(14)
Net cash used in operating activities	(44)	(85)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	–	380
Net cash provided by financing activities	–	380

Net increase (decrease) in cash	(44)	295
Cash, beginning of year	337	42
Cash, end of year	$293	$337

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at such institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2016 the amount uninsured was $43,000.

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

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB Accounting Standard Codification, ("ASC"), 740 (Income Taxes). This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting basis of certain assets and liabilities.

As required by ASC 740-10, "Income Taxes", the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Management does not believe that there are any uncertain tax positions which would have a material impact on the financial statements. The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense. To date, the Company has not recorded any interest or penalties related to uncertain tax positions.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was $0 and $0 for the years ended March 31, 2016 and 2015 respectively.

Earnings Per Common Share:

The Company follows FASB ASC 260. Basic Earnings Per Share ("EPS) is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2016	2015
Weighted average number of common shares outstanding	3,461,022	2,930,063

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

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2 - FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash on deposit with financial institutions.

Fair Value of Financial Instruments:

The Company follows FASB ASC 825 "Fair Value of Financial Instruments", which requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE 3 - COMMITMENTS AND CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

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

NOTE 4 - INCOME TAXES:

The Company's deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2016, the Company has available net operating losses of $401,366 and $515,867 for federal and state income taxes, respectively, that expire from 2019 to 2036. For the years ended March 31, 2016 and 2015, $0 in federal net operating losses have expired, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company's increase in valuation allowance of $18,059 and $29,703 during the years ended March 31,2016 and 2015, respectively, were recorded to offset the deferred tax benefit of the Company's tax losses for those years.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

The Company's deferred tax asset and valuation allowance as of March 31, 2016 and 2015 were as follows:

	March 31
	2016	2015
Net Operating Losses	$172,575	$154,516
Valuation Allowance	(172,575)	(154,516)
	$–	$–

The Company's provision for federal and state income taxes for the years ended March 31, 2016 and 2015 consisted of the following:

	March 31
	2016	2015
Current Tax Benefit	$(18,059)	$(29,703)
Increase in Valuation Allowance	18,059	29,703
Net tax provision	$–	$–

The Company's effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2016 and 2015 as follows:

	March 31
	2016	2015
Federal statutory rate	34.0%	34.0%
State tax, net of federal tax effect	4.95%	4.95%
Valuation allowance	(38.95)%	(38.95)%
Effective tax rate	0.0%	0.0%

As of March 31, 2016 and 2015, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company's income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2016, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 - COMMON STOCK:

The Company's capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2016 and 2015. There were no changes to the Company's capital structure during the year ended March 31, 2016. During the year ended March 31, 2015, the Company entered into a Securities Purchase Agreement with Frederick L. Farrar, LFM Investments, Inc., Chafre, LLC, Charles E. Lanham and Daniel R. Loftus, pursuant to which the Company agreed to sell to these purchasers an aggregate of 1,900,000 shares of common stock for aggregate cash consideration equal to $380,000. The shares represented approximately 54.9% of the issued and outstanding shares of our common stock as of the date of sale. This sale closed on July 11, 2014.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer who is also the Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the "Evaluation Date"), concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Report of Management's on Internal Controls and Procedures

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer, who is also the Company's Principal Financial Officer, to provide reasonable assurance to the Company's Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Internal controls over financial reporting including those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurances that the Company's transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

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

The Company's management assessed the effectiveness of the Company's internal controls over financial reporting as of March 31, 2016 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

During the Company's fourth fiscal quarter ended March 31, 2016, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frederick L. Farrar	59	Chairman, President, Chief Executive Officer, Principal Financial Officer and Director
Daniel R. Loftus	65	Secretary and Director
Fred J. Merritt	49	Director

Frederick L. Farrar has served as Chairman, President, Chief Executive Officer, Principal Financial Officer and as a Director of the Company since July 2014. Previously, he served as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc., from 1990 to 2013. Mr. Farrar also served on its board of directors from 2002 until it was acquired by Voxx International (NASDAQ: VOXX) in March of 2011. After the acquisition, Mr. Farrar continued to serve as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc. until 2014. Mr. Farrar is a founder and served as President and Chief Operating Officer of Windrose Medical Properties Trust (NYSE:WRS) from 2002 to 2006. After its merger with Healthcare REIT, Inc. (NYSE:HCN), he served as Executive Vice President from 2006 to 2010. Other roles include President and Chief Financial Officer of Trading Company of America, LTD, a private company that operated retail jewelry locations under the business name "The Shane Company", from 1992 to 1997; Chief Financial Officer of National Guest Homes Inc., a developer and operator of assisted living facilities, from 1990 to 1996; and Chief Financial Officer of Hospital Affiliates Development Corporation, a fee-based developer of hospitals and other medical facilities from 1990 through 2002. Prior to 1990, Mr. Farrar had an initial 10 year career as a fee-based financial advisor. Mr. Farrar is President and founder of Chafre LLC, a private investment-focused company that became a significant stockholder of the Company after the Change in Control, among other private entities. Mr. Farrar received a B.A. from St. Lawrence University in 1978 and a law degree from Syracuse University in 1980.

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

Fred J. Merritt has served as a director of the Company since July 2014. He has served as president and sole shareholder of LFM Investments, Inc. ("LFM") since its formation in 1999. LFM has been active in the acquisition, ownership and management of companies engaged in various industries including manufacturing, electronics, bio-tech, printing, construction, finance, parking and staffing. Mr. Merritt has also served as chief executive officer, president, vice president of finance and sole shareholder of Riverside Mfg., LLC, a private specialized military supplier focused on wheeled tire vehicles and track vehicles, since 2002. Prior to 1999, he devoted ten years of his career in the corporate banking industry with a focus on closely held business acquisitions and valuations. Mr. Merritt served as an outside director for Bloomfield State Bank from 2007 to 2014, where he was a member of the Bank's audit and loan committees. Mr. Merritt received a B.S. degree from Indiana University in 1989.

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

Board Leadership Structure

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

Role of the Board in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our Company's risk management processes. Our Board administers its oversight functions primarily through monitoring and assessing risks through its full membership rather than through standing committees, including assessing significant financial risks and risks of compliance with legal and regulatory requirements.

Director Independence

Based upon a review of the material relationships between our directors and our Company, we have determined that none of our directors are eligible for designation as "independent directors" as defined under the applicable rules of The NASDAQ Stock Market, which we have voluntarily adopted as our standard for director independence. However, this information is provided for disclosure purposes only. Because we do not have shares listed for trading on any securities exchange, our Company is not required to have any independent directors on its Board of Directors, or any particular committee of the Board of Directors.

Committees of the Board

Our Board of Directors does not have any committees. We believe this structure is appropriate in light of the Company's current capital structure and level of operations. If the Company's capital structure, level of operations or Board composition changes significantly, we intend to consider forming formal audit and/or compensation committees and to adopt appropriate written charters for such committees. Currently, however, there are no plans to appoint certain directors to specific committees. Until such time as an audit committee or compensation committee is formed, the full Board of Directors will continue to conduct the functions typically assigned to those committees.

Family Relationships

There are no family relationships among our directors and any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 5% of a registered class of FCCC's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 5% stockholders are required by SEC regulations to furnish FCCC with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 5% stockholders were complied with during the fiscal year ended March 31, 2016.

Audit Committee Financial Expert

None of our directors are eligible to qualify as an "audit committee financial expert" as that term is defined in Regulation S-K promulgated under the Exchange Act. As the Company commences operations and adds independent directors to serve on its board, it expects to add one or more such persons who qualify as "audit committee financial expert."

Code of Ethics

We do not currently have a code of ethics. We believe this approach is appropriate in light of the Company's current capital structure and level of operations, but we expect to continue to evaluate the appropriateness of adopting a code of ethics as our Company continues to develop.

Communication to the Board of Directors

You may contact our Board of Directors or any director by mail addressed to the attention of our entire Board or the specific director identified by name or title, at FCCC, Inc., 3502 Woodview Trace, Suite 200, Indianapolis, Indiana 46268. All communications will be submitted to our Board or the specified director on a periodic basis.

Item 11. Executive Compensation.Executive Compensation

For each of the fiscal years ended March 31, 2016 and March 31, 2015 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2016 and 2015.

Compensation of Directors

All directors, other than Mr. Farrar and Mr. Loftus, are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received director fees of $500 in total covering the fiscal year ended March 31, 2016. All Board meetings were held telephonically.

Director Compensation for the Fiscal Year Ended March 31, 2016

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Frederick L. Farrar	–	–	–	–	–
Daniel R. Loftus	–	–	–	–	–
Frederick J. Merritt	$500	–	–	–	$500

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2016, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company's outstanding common stock, and named executive officers, directors, and all directors and officers of FCCC as a group:

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

_________________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since the beginning of fiscal year ended March 31, 2016, we have not been a party to any related party transactions.

On July 11, 2014, the Company entered into a consulting agreement with Bernard Zimmerman, the Company's former President, Chief Executive Officer and affiliate of Bernard Zimmerman & Company, Inc. Pursuant to the agreement, Mr. Zimmerman agreed to consult with the Company regarding the prior activities of the Company, acquisition and reverse merger or other corporate opportunities. Mr. Zimmerman was entitled to receive compensation of $2,000 per month. The agreement was set to expire July 11, 2015 and was terminable by either party on 30 days' notice. The consulting agreement provided if the Company terminated the agreement on or prior to January 11, 2015, unless terminated as a result of Mr. Zimmerman's breach of the agreement, the Company was to pay Mr. Zimmerman an amount equal to $12,000 reduced by any consulting fees previously paid to Mr. Zimmerman. On December 10, 2014, the Company provided 30 days written notice to Mr. Zimmerman terminating the consulting agreement effective January 11, 2015. Fees paid Mr. Zimmerman for the year ended March 31, 2015 were $12,000. There were no offsets to these fees.

Item 14. Principal Accountant Fees and Services.

Change in Accountants During 2015

On September 22, 2015, Marcum LLP ("Marcum") ceased serving as our independent auditor. The change was approved by the board of directors. The same day, the Company engaged Somerset CPAs, P.C. ("Somerset") as its independent public accountant, effective immediately. During the fiscal years ended March 31, 2014 and 2015 and through September 22, 2015, we did not consult with Somerset regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between our company and our predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Marcum's reports on our financial statements for the years ended March 31, 2014 and 2015 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the fiscal years ended March 31, 2014 and 2015 and through September 22, 2015, there were (1) no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused Marcum to make reference to the subject matter of the disagreement(s) in connection with its reports; and (2) no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

We previously provided Marcum with a copy of the foregoing disclosure and requested that it furnish us with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the letter from Marcum was filed with the SEC as an exhibit to our current report on Form 8-K filed September 25, 2015.

The following table summarizes the aggregate fees billed by the Company's current and former independent registered public accounting firm, Marcum and Somerset for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	Fiscal Year Ended
	March 31, 2016	March 31, 2015
Audit Fees(1)	$13,500	$10,000
Audit-Related Fees(2)	–	–
Tax Fees(3)	1,500	1,500
All Other Fees(4)	–
Total	$15,000	$11,500

________________

(1)

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees". No such services were provided during the periods reported.

(3)

Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2015 and 2016 fiscal years.

(4)	The Company was not billed by either of its independent registered public accounting firms for any other services rendered for the 2015 or 2016 fiscal year.

All Other Fees

Any permitted non-audit services are pre-approved by the Board of Directors or a non-employee director pursuant to delegated authority by the Board of Directors, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

PART IV

Item 15. Exhibits.

(a)	Documents filed as part of this annual report on Form 10-K:

	1.	Consolidated Financial Statements (See Item 8 above):

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2016 and 2015

Statements of Operations for the fiscal years ended March 31, 2016 and 2015

Statements Changes in Stockholders' Equity for the fiscal years ended March 31, 2016 and 2015

Statements of Cash Flows for the fiscal years ended March 31, 2016 and 2015

Notes to the Financial Statements

	2.	Financial Statement Schedules:

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

Exhibit Number	Description

3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2015)

3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2015)

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2016.

FCCC, INC.

By:	/s/ Frederick L. Farrar
Frederick L. Farrar
Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 17, 2016.

Name	Title

/s/ Frederick L. Farrar	Chairman, President, Chief Executive Officer,
Frederick L. Farrar	Chief Financial Officer and Director
(principal executive and financial officer)

/s/ Daniel R. Loftus	Secretary and Director
Daniel R. Loftus

/s/ Fred J. Merritt	Director
Fred J. Merritt

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by Reference
3.2	Bylaws	Incorporated by Reference
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Electronically