Form 10-Q
period 2016-12-31
FCCC INC
filed 2017-02-10
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2016

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

As of February 9, 2017, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC. FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in our annual report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$250	$293
Prepaid expense	5	2
Total current assets	255	295
Other asset	--	--
TOTAL ASSETS	255	295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$2	$3
Total current liabilities	2	3
TOTAL LIABILITIES	2	3

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at December 31, 2016 and at March 31, 2016	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(8,943)	(8,904)
Total stockholders’ equity	253	292
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255	$295

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Nine Months Ended December 31,
	2016	2015

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	39	34

Total expenses	39	34

Loss before income taxes	(39)	(34)
Income tax expense	--	--

Net Loss	$(39)	$(34)

Basic and diluted loss per share	$(0.011)	$(0.010)

Weighted average common shares outstanding
Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,
	2016	2015

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	12	11

Total expenses	12	11

Loss before income taxes	(12)	(11)
Income tax expense	--	--

Net Loss	$(12)	$(11)

Basic and diluted loss per share	$(0.003)	$(0.003)

Weighted average common shares outstanding
Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(39)	$(34)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in other asset	(3)	(4)
Accounts payable and accrued expenses	(1)	1
Net cash used in operating activities	(43)	(37)

Net decrease in cash	(43)	(37)
Cash at the beginning of the period	293	337
Cash at the end of the period	$250	$300

See notes to condensed financial statements

4

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of April 1, 2016	3,461,022	$800	$8,396	$(8,904)	$292
Net loss	–	–	–	(39)	(39)
Balance as of December 31, 2016	3,461,022	$800	$8,396	$(8,943)	$253

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2016

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

Basic and diluted loss per common share was calculated using the following number of shares for the nine months ended December 31, 2016 and December 31, 2015:

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

We have limited operations and are actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, we do not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Our prepaid expenses during the nine-months ended December 31, 2016 ended increased by $3,000. This increase was due to an increase in OTC QB annual fee for the period ending July 30, 2017. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to continue to incur a loss of between $11,000 to $15,000 per quarter.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended December, 2016, we had a loss from operations of $12,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended December, 2015, the loss from operations was $11,000. Taxes paid in the quarters ended December, 2016 and 2015 were $0 in both quarters.

During the nine months ended December 31, 2016, we had a loss from operations of $39,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the nine months ended December 31, 2015, the loss from operations was $34,000. The increase in the loss in the current quarter is primarily due to an increase in OTC QB annual fee for the period ending July 30, 2017 and other professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of December 31, 2016, was $253,000 as compared to $292,000 at March 31, 2016. The decrease is attributable to the net loss incurred during the nine-month period ended December 31, 2016.

Net cash used in operating activities was $43,000 in the nine months ended December 31, 2016, compared to net cash used in operating activities of $37,000 in the nine months ended December 31, 2015. The $6,000 increase was primarily due to an increase in to an increase in OTC QB annual fee for the period ending July 30, 2017 and other professional fees.

Cash on hand at December 31, 2016 was $250,000 as compared to $293,000 at March 31, 2016. The decrease in cash on hand was primarily due to ongoing legal, accounting, OTC QB and tax return preparation fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We do not believe that there are significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data.

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

FCCC, INC.

Date: February 10, 2017	By:	/s/ Frederick Farrar
Frederick Farrar Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by Reference
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Incorporated by Reference
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed Electronically
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101	XBRL Data Files	Filed Electronically