Form 10-K
period 2017-03-31
FCCC INC
filed 2017-06-19
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2017

 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $278,000 based on the price at which the registrant’s common stock was last sold as of the same date.

As of June 2, 2017, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

ii

PART I

Item 1. Business.

General

FCCC, Inc. (OTC.QB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 3502 Woodview Trace, Suite 200, Indianapolis, Indiana, 46268, Telephone Number 317-860-8213. FCCC is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2017.

The Company has had limited operations since June 30, 2003, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

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

Competition

FCCC is in direct competition with many other entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, special purpose acquisition companies (“SPACs”), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which FCCC could consider. Many of these competing entities also possess significantly greater experience and contacts than FCCC’s management. Moreover, FCCC also competes with numerous other companies similar to it for such opportunities.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Price Range of Common Stock

The Company’s common stock is quoted and traded on the OTCQB, administered by OTC Markets Group, LLC and the bid and ask prices of the Company’s stock are quoted under the symbol “FCIC.” The Company declared no dividends in fiscal years ended March 31, 2017 and 2016. The following are the low and high prices for the Company’s common stock during the fiscal years ended March 31, 2017 and 2016 as quoted on the OTCQB. The information shown below was obtained from OTC Markets Group, LLC.

Period	Low	High

Fiscal Year ended March 31, 2017
First Quarter	$.08	$.35
Second Quarter	$.15	$.16
Third Quarter	$.15	$.29
Fourth Quarter	$.20	$.20

Fiscal Year ended March 31, 2016
First Quarter	$.25	$.29
Second Quarter	$.18	$.25
Third Quarter	$.18	$.18
Fourth Quarter	$.08	$.08

On June 2, 2017, the closing price per share of our common stock, as reported on the OTCQB, was $.1701. As of the same date, our common stock was held by 572 shareholders of record.

Transfer Agent

The transfer agent of the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended March 31, 2017 and 2016.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Special Note Regarding Forward-Looking Information.”

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

Results of Operations and Financial Condition

During the year ended March 31, 2017, the Company had a loss from operations of $49,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2016, the loss from operations was $44,000.

The increase in the loss for the year ended March 31, 2017 is attributable to:

(A) An increase in legal, operating and administrative expenses of $5,000 in the year ended March 31, 2017 resulting from an increase in the OTCQB listing fee to $10,000.

(B) Taxes paid in the years ended March 31, 2017 and 2016 were $-0- in both years.

Liquidity and Capital Resources

Stockholders’ equity as of March 31, 2017 was $243,000, as compared to $292,000 at March 31, 2016. The decrease is attributable to the operating loss incurred in 2017.

The Company had cash on hand at March 31, 2017 of $243,000, as compared to $293,000 at March 31, 2016. The decrease in cash on hand is attributable operating loss incurred in 2017.

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

Item 8. Financial Statements.

FCCC, INC.

Report of Independent Registered Public Accounting Firm – Somerset CPAs, P.C.

To the Board of Directors and Stockholders of

FCCC, Inc.

Indianapolis, Indiana

We have audited the accompanying balance sheets of FCCC, Inc. (the “Company”) as of March 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FCCC, Inc., as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Somerset CPAs, P.C.

Somerset CPAs, P.C.

Indianapolis, Indiana

June 19, 2017

FCCC, INC.

BALANCE SHEETS

MARCH 31, 2017 AND 2016

(Dollars in thousands, except share data)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash	$243	$293
Prepaids	3	2

Total current assets	246	295

TOTAL ASSETS	$246	$295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$3	$3

Total current liabilities	3	3

TOTAL LIABILITIES	$3	$3

Stockholders’ equity:

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 shares issued and outstanding at March 31, 2017 and March 31, 2016	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(8,953)	(8,904)
Total stockholders’ equity	243	292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246	$295

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

 STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands, except share data)

	Year Ended March 31,
	2017	2016

Income:
Interest income	$–	$–

Total income	–	–

Expenses:
Professional expenses	31	30
Operating and administrative expenses	18	14

Total expenses	49	44

Net Loss:	$(49)	$(44)

Basic and diluted loss per share:	$(0.014)	$(0.013)

Weighted average common shares outstanding:
Basic and diluted	3,461,022	3,461,022

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2015	3,461,022	$800	$8,396	$(8,860)	$336

Net Loss – Year Ended March 31, 2016	–	–	–	(44)	(44)

Balance, March 31, 2016	3,461,022	800	8,396	(8,904)	292

Net Loss – Year Ended March 31, 2017	–	–	–	(49)	(49)

Balance, March 31, 2017	3,461,022	$800	$8,396	$(8,953)	$243

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

 STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands)

	Year Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(49)	$(44)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities:
Prepaids	(1)	(2)
Accounts payable and other accrued expenses	–	2
Net cash used in operating activities	(50)	(44)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	–	–
Net cash provided by financing activities	–	–

Net decrease in cash	(50)	(44)
Cash, beginning of year	293	337
Cash, end of year	$243	$293

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

 NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company Operations:

The accompanying financial statements of FCCC, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at such institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2017, the amount uninsured was $0.

Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Dividends:

The Company may or may not pay cash dividends or make other distributions in the future depending on a number of factors. The Company may, however, pay a cash dividend or other distribution as part of a merger, acquisition, reverse merger or business combination transaction or if the Board of Directors deems it advisable for the benefit of all shareholders at any time.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB Accounting Standard Codification, (“ASC”), 740 “Income Taxes”. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting basis of certain assets and liabilities.

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

MARCH 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was $0 and $0 for the years ended March 31, 2017 and 2016 respectively.

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

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2017	2016
Weighted average number of common shares outstanding	3,461,022	3,461,022

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

MARCH 31, 2017

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

NOTE 4 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2017, the Company has available net operating losses of $450,710 and $565,211 for federal and state income taxes, respectively, that expire from 2019 to 2037. For the years ended March 31, 2017 and 2016, $0 in federal net operating losses have expired, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of 20,231 and 18,059 during the years ended March 31, 2017 and 2016, respectively, were recorded to offset the deferred tax benefit of the Company’s tax losses for those years.

FCCC, INC.

 NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

The Company’s deferred tax asset and valuation allowance as of March 31, 2017 and 2016 were as follows:

	March 31
	2017	2016
Net Operating Losses	$192,806	$172,575
Valuation Allowance	(192,806)	(172,575)
	$–	$–

The Company’s provision for federal and state income taxes for the years ended March 31, 2017 and 2016 consisted of the following:

	March 31
	2017	2016
Current Tax Benefit	$(20,231)	$(18,059)
Increase in Valuation Allowance	20,231	18,059
Net tax provision	$–	$–

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2017 and 2016 as follows:

	March 31
	2017	2016
Federal statutory rate	34.0%	34.0%
State tax, net of federal tax effect	4.95%	4.95%
Valuation allowance	(38.95)%	(38.95)%
Effective tax rate	0.0%	0.0%

As of March 31, 2017 and 2016, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2017, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 – COMMON STOCK:

The Company’s capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2016 and 2017. There were no changes to the Company’s capital structure during the years ended March 31, 2017 and 2016.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer, who is also the Company’s Principal Financial Officer, to provide reasonable assurance to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting including those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurances that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, and concluded that such controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

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

During the Company’s fourth fiscal quarter ended March 31, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frederick L. Farrar	60	Chairman, President, Chief Executive Officer, Principal Financial Officer and Director
Daniel R. Loftus	66	Secretary and Director
Fred J. Merritt	49	Director

Frederick L. Farrar has served as Chairman, President, Chief Executive Officer, Principal Financial Officer and as a Director of the Company since July 2014. Previously, he served as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc., from 1990 to 2013. Mr. Farrar also served on its board of directors from 2002 until it was acquired by Voxx International (NASDAQ: VOXX) in March of 2011. After the acquisition, Mr. Farrar continued to serve as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc. until 2014. Mr. Farrar is a founder and served as President and Chief Operating Officer of Windrose Medical Properties Trust (NYSE:WRS) from 2002 to 2006. After its merger with Healthcare REIT, Inc. (NYSE:HCN), he served as Executive Vice President from 2006 to 2010. Other roles include President and Chief Financial Officer of Trading Company of America, LTD, a private company that operated retail jewelry locations under the business name “The Shane Company”, from 1992 to 1997; Chief Financial Officer of National Guest Homes Inc., a developer and operator of assisted living facilities, from 1990 to 1996; and Chief Financial Officer of Hospital Affiliates Development Corporation, a fee-based developer of hospitals and other medical facilities from 1990 through 2002. Prior to 1990, Mr. Farrar had an initial 10 year career as a fee-based financial advisor. Mr. Farrar is President and founder of Chafre LLC, a private investment-focused company that is a significant stockholder of the Company. Mr. Farrar received a B.A. from St. Lawrence University in 1978 and a law degree from Syracuse University in 1980.

Daniel R. Loftus has served as Secretary and as a director of the Company since July 2014. Mr. Loftus previously served as Executive Vice President, Secretary and General Counsel of Windrose Medical Properties Trust (NYSE:WRS) from 2002 to 2006. After its merger with Health Care REIT, Inc. (NYSE:HCN), he served as Senior Vice President from 2006 to December 2013. Other roles include Executive Vice President and Chief Counsel of MT Communications, Inc., a private company operating a television station, from 1994 to 1996; and Chief Manager of Emmaus Ventures, a private investment-focused company during 2000. Mr. Loftus was engaged in the practice of law since 1976 with several law firms located in Nashville, Tennessee. Mr. Loftus received a B.A. from Wabash College in 1972 and a law degree from Vanderbilt University in 1975.

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

Committees of the Board

Our Board of Directors does not have any committees. We believe this structure is appropriate in light of the Company’s current capital structure and level of operations. If the Company’s capital structure, level of operations or Board composition changes significantly, we intend to consider forming formal audit and/or compensation committees and to adopt appropriate written charters for such committees. Currently, however, there are no plans to appoint certain directors to specific committees. Until such time as an audit committee or compensation committee is formed, the full Board of Directors will continue to conduct the functions typically assigned to those committees.

Family Relationships

There are no family relationships among our directors and any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of FCCC’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish FCCC with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during the fiscal year ended March 31, 2017.

Audit Committee Financial Expert

None of our directors are eligible to qualify as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. If and when the Company commences operations and adds independent directors to serve on its board, it expects to add one or more such persons who qualify as “audit committee financial expert.”

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

Item 11. Executive Compensation.

Executive Compensation

For each of the fiscal years ended March 31, 2017 and March 31, 2016 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises, or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2017 and 2016.

Compensation of Directors

All directors, other than Mr. Farrar and Mr. Loftus, are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received director fees of $500 in total covering the fiscal year ended March 31, 2017. All Board meetings were held telephonically.

Director Compensation for the Fiscal Year Ended March 31, 2017

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Frederick L. Farrar	–	–	–	–	–
Daniel R. Loftus	–	–	–	–	–
Frederick J. Merritt	$500	–	–	–	$500

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2017, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of FCCC as a group:

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

____________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since the beginning of the fiscal year ended March 31, 2016, the Company has not been a party to any related party transactions.

Director Independence

Based upon a review of the material relationships between our directors and our Company, we have determined that none of our directors are eligible for designation as “independent directors” as defined under the applicable rules of The NASDAQ Stock Market, which we have voluntarily adopted as our standard for director independence. However, this information is provided for disclosure purposes only. Because we do not have shares listed for trading on any securities exchange, our Company is not required to have any independent directors on its Board of Directors, or any particular committee of the Board of Directors.

Item 14. Principal Accountant Fees and Services.

Change in Accountants During 2015

On September 22, 2015, Marcum LLP (“Marcum”) ceased serving as our independent auditor. The change was approved by the board of directors. The same day, the Company engaged Somerset CPAs, P.C. (“Somerset”) as its independent public accountant, effective immediately. During the fiscal years ended March 31, 2014 and 2015 and through September 22, 2015, we did not consult with Somerset regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between our company and our predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Marcum’s reports on our financial statements for the years ended March 31, 2014 and 2015 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the fiscal years ended March 31, 2014 and 2015 and through September 22, 2015, there were (1) no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused Marcum to make reference to the subject matter of the disagreement(s) in connection with its reports; and (2) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

We previously provided Marcum with a copy of the foregoing disclosure and requested that it furnish us with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the letter from Marcum was filed with the SEC as an exhibit to our current report on Form 8-K filed September 25, 2015.

The following table summarizes the aggregate fees billed by the Company’s current and former independent registered public accounting firm, Marcum and Somerset for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	Fiscal Year Ended
	March 31, 2017	March 31, 2016
Audit Fees(1)	$14,750	$13,500
Audit-Related Fees(2)	–	–
Tax Fees(3)	1,500	1,500
All Other Fees(4)	–
Total	$16,250	$15,000

__________

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. No such services were provided during the periods reported.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2016 and 2017 fiscal years.

(4)	The Company was not billed by either of its independent registered public accounting firms for any other services rendered for the 2017 or 2016 fiscal year.

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

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2017 and 2016

Statements of Operations for the fiscal years ended March 31, 2017 and 2016

Statements Changes in Stockholders’ Equity for the fiscal years ended March 31, 2017 and 2016

Statements of Cash Flows for the fiscal years ended March 31, 2017 and 2016

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 19, 2017.

FCCC, INC.

By:	/s/ Frederick L. Farrar
Frederick L. Farrar
Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 19, 2017.

Name	Title

/s/ Frederick L. Farrar	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (principal executive and financial officer)
Frederick L. Farrar

/s/ Daniel R. Loftus	Secretary and Director
Daniel R. Loftus

/s/ Fred J. Merritt	Director
Fred J. Merritt

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by Reference
3.2	Bylaws	Incorporated by Reference
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Electronically