Form 10-Q
period 2017-06-30
FCCC INC
filed 2017-08-11
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

_______________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2017, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC. FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company, the Company’s business prospects and the Company’s results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$223	$243
Prepaid expense	10	3
Total current assets	233	246

TOTAL ASSETS	$233	$246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$4	$3
Total current liabilities	4	3
TOTAL LIABILITIES	4	3

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at March 31, 2017 and at June 30, 2017	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(8,967)	(8,953)
Total stockholders’ equity	229	243
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233	$246

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2017	2016

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	14	17

Total expenses	14	17

Loss before income taxes	(14)	(17)
Income tax expense	--	--

Net Loss	$(14)	$(17)

Basic and diluted loss per share	$(0.004)	$(0.005)

Weighted average common shares outstanding
Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(14)	$(17)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expense	(7)	(8)
Accounts payable and other accrued expenses	1	8
Net cash used in operating activities	(20)	(17)

Net decrease in cash	(20)	(17)
Cash at the beginning of the period	243	293
Cash at the end of the period	$223	$276

See notes to condensed financial statements

3

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of April 1, 2017	3,461,022	$800	$8,396	$(8,953)	$243
Net loss	–	–	–	(14)	(14)
Balance as of June 30, 2017	3,461,022	$800	$8,396	$(8,967)	$229

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2018 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2017 and June 30, 2016:

	2017	2016

Weighted average number of common shares outstanding (basic and diluted)	3,461,022	3,461,022

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2017. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended June 30, 2017 increased by $7,000. This increase was due to the payment of the OTCQB annual listing fee payment made during the quarter. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $10,000 to $12,000 per quarter.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of our board of directors. At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

CURRENT BUSINESS

Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which the Company may become an operating company.

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker-dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a potential transaction, the Company analyzes all available factors and makes a determination based on a composite of available facts, without reliance on any single factor.

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing directors may resign and new directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2017, the Company had a loss from operations of $14,000. The loss is attributable to the operational, administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended June 30, 2016, the loss from operations was $17,000. Taxes paid in the quarters ended June 30, 2017 and 2016 were $0 in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2017, was $229,000 as compared to $243,000 at March 31, 2017. The decrease is attributable to the net loss incurred during the three-month period ended June 30, 2017.

Net cash used in operating activities was $20,000 in the three months ended June 30, 2017, compared to net cash used in operating activities of $17,000 in the three months ended June 30, 2016. The $3,000 increase was primarily due to the timing of payments associated with the Company’s legal and other outside professional expenses during the period ending July 30, 2017.

Cash on hand at June 30, 2017 was $223,000 as compared to $276,000 at June 30, 2016. The decrease in cash on hand was primarily due to ongoing legal, accounting, OTCQB and tax return preparation fees.

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as summarized in the Company’s annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings. From time to time, the Company may be named as a defendant in legal actions or otherwise be subject to claims arising from the Company’s normal business activities. Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

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

FCCC, INC.

Date: August 11, 2017	By:	/s/ Frederick Farrar
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