Form 10-Q
period 2018-09-30
FCCC INC
filed 2018-11-14
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
		Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 9, 2018, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$139	$188
Prepaid expense	9	3

Total current assets	148	191
TOTAL ASSETS	$148	$191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$3	$19
Total current liabilities	3	19
TOTAL LIABILITIES	3	19

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at September 30, 2018 and at March 31, 2018	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,051)	(9,024)
Total stockholders’ equity	145	172
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148	$191

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	11	17

Total expenses	11	17

Loss before income taxes	(11)	(17)
Income tax expense	---	--

Net Loss	$(11)	$(17)

Basic and diluted loss per share	$(0.003)	$(0.005)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Six Months Ended September 30,
	2018	2017

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	27	31

Total expenses	27	31

Loss before income taxes	(27)	(31)
Income tax expense	---	--

Net Loss	$(27)	$(31)

Basic and diluted loss per share	$(0.008)	$(0.009)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(27)	$(31)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expenses	(6)	(6)
Accounts payable and accrued expenses	(16)	(1)
Net cash used in operating activities	(49)	(38)

Net decrease in cash	(49)	(38)
Cash at the beginning of the period	188	243
Cash at the end of the period	$139	$205

See notes to condensed financial statements

4

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2018	3,461,022	$800	$8,396	$(9,024)	$172
Net loss	–	–	–	(27)	(27)
Balance as of September 30, 2018	3,461,022	$800	$8,396	$(9,051)	$145

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

Basic and diluted loss per common share was calculated using the following number of shares for the six months ended September 30, 2018 and September 30, 2017:

	2018	2017
Weighted average number of common shares outstanding (basic and diluted)	3,461,022	3,461,022

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward‑looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2018. These forward‑looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the six-months ended September 30, 2018 increased by $6,000. This increase was due to the payment of the OTCBB annual listing fee in the quarter ended June 30, 2018. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $12,000 to $15,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended September 30, 2018, the Company had a loss from operations of $11,000. The loss is attributable to the operational, administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended September 30, 2017, the loss from operations was $17,000. Taxes paid in the quarters ended September 30, 2018 and 2017 were $0 in both quarters.

During the six months ended September 30, 2018, the Company had a loss from operations of $27,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the six months ended September 30, 2017, the loss from operations was $31,000. The decrease in the loss in the current quarter is primarily due to a decrease in expenses related to legal services and the Company’s other outside professionals’ incurred during the quarter ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of September 30, 2018, was $145,000 as compared to $172,000 at March 30, 2018. The decrease is attributable to the net loss incurred during the six-month period ended September 30, 2018.

Net cash used in operating activities was $49,000 in the six months ended September 30, 2018, compared to net cash used in operating activities of $38,000 in the six months ended September 30, 2017. The $11,000 increase in cash used in operating activities was primarily due to an increase in expenses related to legal and other outside professionals.

Cash on hand at September 30, 2018 was $139,000 as compared to $205,000 at September 30, 2018. The decrease in cash on hand was primarily due to ongoing expenses related to legal, accounting and other outside professionals.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

FCCC, INC.

Date: November 13, 2018	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)