Form 10-Q
period 2018-12-31
FCCC INC
filed 2019-02-12
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2018

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

As of February 11, 2019, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$130	$188
Prepaid expense	6	3

Total current assets	136	191

TOTAL ASSETS	$136	$191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$4	$19
Total current liabilities	4	19

TOTAL LIABILITIES	4	19

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at December 31, 2018 and at March 31, 2018	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,064)	(9,024)

Total stockholders’ equity	132	172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136	$191

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Nine Months Ended December 31,
	2018	2017

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	40	43

Total expenses	40	43

Loss before income taxes	(40)	(43)
Income tax expense	--	--

Net Loss	$(40)	$(43)

Basic and diluted loss per share	$(0.012)	$(0.012)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,
	2018	2017

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	13	12

Total expenses	13	12

Loss before income taxes	(13)	(12)
Income tax expense	--	--

Net Loss	$(13)	$(12)

Basic and diluted loss per share	$(0.004)	$(0.003)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(40)	$(43)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expenses	(3)	(2)
Accounts payable and accrued expenses	(15)	1
Net cash used in operating activities	(58)	(44)

Net decrease in cash	(58)	(44)
Cash at the beginning of the period	188	243
Cash at the end of the period	$130	$199

See notes to condensed financial statements

7

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2018	3,461,022	$800	$8,396	$(9,024)	$172
Net loss	–	–	–	(40)	(40)
Balance as of December 31, 2018	3,461,022	$800	$8,396	$(9,064)	$132

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2018

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

Basic and diluted loss per common share was calculated using the following number of shares for the nine months ended December 31, 2018 and December 31, 2017:

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the nine‑months ended December 31, 2018 increased by $3,000. This increase was due to the payment of the OTCBB annual listing fee in the quarter ended June 30, 2018. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $12,000 to $15,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended December 31, 2018, the Company had a loss from operations of $13,000. The loss is attributable to the operational, administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended December 31, 2017, the loss from operations was $12,000. Income taxes paid in the quarters ended December 31, 2018 and 2017 were $310 in both quarters.

During the nine months ended December 31, 2018, the Company had a loss from operations of $40,000. The loss is attributable to the operational administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the nine months ended December 31, 2017, the loss from operations was $43,000. The decrease in the loss in the current quarter is primarily due to a decrease in expenses related to legal services and the Company’s other outside professionals incurred during the quarter ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of December 31, 2018, was $132,000 as compared to $172,000 at March 31, 2018. The decrease is attributable to the net loss incurred during the nine-month period ended December 31, 2018.

Net cash used in operating activities was $58,000 in the nine months ended December 31, 2018, compared to net cash used in operating activities of $44,000 in the nine months ended December 31, 2017. The $14,000 increase in cash used in operating activities was primarily due to an increase in expenses related to legal and other outside professionals.

Cash on hand at December 31, 2018 was $130,000 as compared to $199,000 at December 31, 2018. The decrease in cash on hand was primarily due to ongoing expenses related to legal, accounting and other outside professionals.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

FCCC, INC.

Date: February 12, 2019	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)

