Form 10-K
period 2019-03-31
FCCC INC
filed 2019-06-27
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 001-08589

FCCC, Inc.
(Exact Name of Registrant as Specified in its Charter)

Connecticut	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 West 106th Street Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

(317) 860-8213
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates as of March 29, 2019, the last business day of the registrant’s most recently completed third fiscal quarter, was approximately $211,288 based on the price at which the registrant’s common stock was last sold as of the same date.

As of June 24, 2019, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

PART I

Item 1. Business.

General

FCCC, Inc. (OTC.QB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 1650 West 106th Street, Carmel, Indiana, 46203, Telephone Number 317-860-8213. FCCC is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2019.

The Company has had limited operations since June 30, 2003, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $11,000 to $13,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return. At this time, the Company has no binding arrangements with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

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

Available Information

Members of the public may read and copy any materials we file with the SEC. The SEC maintains a website that contains reports and information statements and other information about us and other issuers that file electronically at http://www.sec.gov.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

On March 29, 2019, the closing price per share of our common stock, as reported on the OTCQB, was $.1328. As of the same date, our common stock was held by 666 shareholders of record.

Transfer Agent

The transfer agent of the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended March 31, 2019 and 2018.

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

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $11,000 to $13,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return.

Results of Operations and Financial Condition

During the year ended March 31, 2019, the Company had a loss from operations of $57,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2018, the loss from operations was $71,000.

The decrease in the loss for the year ended March 31, 2019 is attributable to a decrease in legal, operating and administrative expenses of $14,000 in the year ended March 31, 2019.

Liquidity and Capital Resources

Stockholders’ equity as of March 31, 2019 was $115,000, as compared to $172,000 at March 31, 2018. The decrease is attributable to the operating loss incurred in 2019.

The Company had cash on hand at March 31, 2019 of $120,000, as compared to $188,000 at March 31, 2018. The decrease in cash on hand is attributable operating loss incurred in 2019.

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

Item 8. Financial Statements.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

FCCC, INC.

Indianapolis, Indiana

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FCCC, INC. (the “Company”) as of March 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor since 2015.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

June 27, 2019

FCCC, INC.

BALANCE SHEETS MARCH 31, 2019 AND 2018

(Dollars in thousands, except share data)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash	$120	$188
Prepaids	3	3

Total current assets	123	191

TOTAL ASSETS	$123	$191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$8	$19

Total current liabilities	8	19

TOTAL LIABILITIES	$8	$19

Stockholders’ equity:

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 shares issued and outstanding at March 31, 2019 and March 31, 2018	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,081)	(9,024)
Total stockholders’ equity	115	172

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123	$191

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands, except share data)

	Year Ended March 31,
	2019	2018

Income:
Interest income	$–	$–

Total income	–	–

Expenses:
Professional expenses	34	49
Operating and administrative expenses	23	22

Total expenses	57	71

Net Loss:	$(57)	$(71)

Basic and diluted loss per share:	$(0.016)	$(0.021)

Weighted average common shares outstanding:
Basic and diluted	3,461,022	3,461,022

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITYFOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2017	3,461,022	$800	$8,396	$(8,953)	$243

Net Loss – Year Ended March 31, 2018	–	–	–	(71)	(71)

Balance, March 31, 2018	3,461,022	800	8,396	(9,024)	172

Net Loss – Year Ended March 31, 2019	–	–	–	(57)	(57)

Balance, March 31, 2019	3,461,022	$800	$8,396	$(9,081)	$115

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands)

	Year Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(57)	$(71)

Adjustments to reconcile net loss to cash used in operating activities:
Increase (Decrease) in liabilities:

Accounts payable and accrued expenses	(11)	16
Net cash used in operating activities	(68)	(55)

Net decrease in cash	(68)	(55)
Cash, beginning of year	188	243
Cash, end of year	$120	$188

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

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

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at such institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2019, the amount uninsured was $0.

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

MARCH 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was $0 and $0 for the years ended March 31, 2019 and 2018 respectively.

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

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2019	2018
Weighted average number of common shares outstanding	3,461,022	3,461,022

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

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 4 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2019, the Company has available net operating losses of $521,810 and $693,603 for federal and state income taxes, respectively, that expire from 2020 to 2038. For the years ended March 31, 2019 and 2018, $0 in federal net operating losses have expired, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s decrease in valuation allowance of $4,336 $18,297 during the years ended March 31, 2019 and 2018, respectively, were recorded to offset the deferred tax expense of the Company’s tax losses for those years. The deferred tax expense incurred during the years ended March 31, 2019 and 2018 was attributable to the changed in the federal statutory rate which impacted the deferred tax asset associated with the Company’s net operating losses that can be utilized to offset future taxable income of the Company.

The Company’s deferred tax asset and valuation allowance as of March 31, 2019 and 2018 were as follows:

	March 31
	2019	2018
Net Operating Losses	$170,163	$174,500
Valuation Allowance	(170,163)	(174,500)
	$–	$–

The Company’s provision for federal and state income taxes for the years ended March 31, 2019 and 2018 consisted of the following:

	March 31
	2019	2018
Current Tax Benefit	$-	$-
Deferred Tax Expense	4,337	18,297
Decrease in Valuation Allowance	(4,337)	(18,297)
Net tax provision	$0	$0

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2019 and 2018 as follows:

	March 31
	2019	2018
Federal statutory rate	21.0%	25.0%
State tax, net of federal tax effect	5.53%	4.95%
Valuation allowance	(26.53%)	(29.95%)
Effective tax rate	0.0%	0.0%

As of March 31, 2019 and 2018, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2019, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 - COMMON STOCK:

The Company’s capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2019 and 2018. There were no changes to the Company’s capital structure during the years ended March 31, 2019 and 2018.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

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

During the Company’s fourth fiscal quarter ended March 31, 2019, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frederick L. Farrar	63	Chairman, President, Chief Executive Officer, Principal Financial Officer and Director
Daniel R. Loftus	69	Secretary and Director
Fred J. Merritt	52	Director

Frederick L. Farrar has served as Chairman, President, Chief Executive Officer, Principal Financial Officer and as a Director of the Company since July 2014. Mr. Farrar served as President of Avad, LLC, a North American distributor of professional and consumer electronics to dealers in residental and professional integration channels from June of 2016 until December 31, 2018. Previously, he served as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc., from 1990 to 2013. Mr. Farrar also served on its board of directors from 2002 until it was acquired by Voxx International (NASDAQ: VOXX) in March of 2011. After the acquisition, Mr. Farrar continued to serve as Executive Vice President and Chief Financial Officer of Klipsch Group, Inc. until 2014. Mr. Farrar is a founder and served as President and Chief Operating Officer of Windrose Medical Properties Trust (NYSE:WRS) from 2002 to 2006. After its merger with Healthcare REIT, Inc. (NYSE:HCN), he served as Executive Vice President from 2006 to 2010. Other roles include President and Chief Financial Officer of Trading Company of America, LTD, a private company that operated retail jewelry locations under the business name “The Shane Company”, from 1992 to 1997; Chief Financial Officer of National Guest Homes Inc., a developer and operator of assisted living facilities, from 1990 to 1996; and Chief Financial Officer of Hospital Affiliates Development Corporation, a fee-based developer of hospitals and other medical facilities from 1990 through 2002. Prior to 1990, Mr. Farrar had an initial 10 year career as a fee-based financial advisor. Mr. Farrar is President and founder of Chafre LLC, a private investment-focused company that is a significant stockholder of the Company. Mr. Farrar received a B.A. from St. Lawrence University in 1978 and a law degree from Syracuse University in 1980.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, FCCC believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during the fiscal year ended March 31, 2019.

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

Item 11. Executive Compensation.

Executive Compensation

For each of the fiscal years ended March 31, 2019 and March 31, 2018 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2019 and 2018.

Compensation of Directors

All directors, other than Mr. Farrar and Mr. Loftus, are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received director fees of $400 in total covering the fiscal year ended March 31, 2019. All Board meetings were held telephonically.

Director Compensation for the Fiscal Year Ended March 31, 2019

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Frederick L. Farrar	–	–	–	–	–
Daniel R. Loftus	–	–	–	–	–
Frederick J. Merritt	$400	–	–	–	$400

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2019, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Frederick L. Farrar	925,000	(2)	26.7%
Daniel R. Loftus	185,000		5.4%
Frederick J. Merritt	500,000	(3)	14.5%
All directors and executive officers as a group (3 persons)	1,610,000		46.6%
LFM Investments, Inc. 1650 W. 106th Street Indianapolis, IN 46032	500,000		14.5%
Chafre, LLC 11911 N 133d Way Scottsdale, AZ 85259	400,000		11.6%
Charles E. Lanham 1335 S Guilford Road, Unit F-2607 Carmel, IN 46032	290,000		8.4%
Martin Cohen 27 E. 65th Street Suite 11A New York, NY 10021	244,440		7.1%
Bernard Zimmerman & Company, Inc. 597 Westport Avenue, Apt B-239 Norwalk, CT 06851	206,800		6.0%

______________

(1)	Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned.
(2)	Includes 400,000 shares held by Chafre, LLC of which Mr. Farrar is the Managing Member.
(3)	All 500,000 shares are held by LFM Investments, Inc., of which Mr. Merritt serves as President.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since the beginning of the fiscal year ended March 31, 2019, the Company has not been a party to any related party transactions.

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

	Fiscal Year Ended
	March 31, 2019	March 31, 2018
Audit Fees(4)	$13,500	$13,500
Audit-Related Fees(5)
Tax Fees(6)	1,500	1,500
All Other Fees(7)
Total	$15,000	$15,000

_____________

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under Audit Fees . No such services were provided during the periods reported.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2018 and 2019 fiscal years.
(4)	The Company was not billed by its independent registered public accounting firm for any other services rendered for the 2019 or 2018 fiscal year.

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

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2019 and 2018

Statements of Operations for the fiscal years ended March 31, 2019 and 2018

Statements Changes in Stockholders’ Equity for the fiscal years ended March 31, 2019 and 2018

Statements of Cash Flows for the fiscal years ended March 31, 2019 and 2018

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

Exhibit Number	Description	Method of Filing
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2015
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2015
4.1	Description of Capital Stock of Registrant	Filed herewith
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2019.

FCCC, INC.

By:	/s/ Frederick L. Farrar
Frederick L. Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2019.

Name	Title

/s/ Frederick L. Farrar	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (principal executive and financial officer)
Frederick L. Farrar

/s/ Daniel R. Loftus	Secretary and Director
Daniel R. Loftus

/s/ Fred J. Merritt	Director
Fred J. Merritt

