Form 10-Q
period 2019-06-30
FCCC INC
filed 2019-08-13
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

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

(317)-441-4563

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

As of August 12, 2019, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC.

 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

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

Any forward-looking statement made by us in this annual report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2019 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	March 31,
	2019	2019
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$94	$120
Prepaid expense	12	3

Total current assets	106	123
TOTAL ASSETS	$106	$123

LIABILITIESANDSTOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$7	$8
Total current liabilities	7	8

TOTAL LIABILITIES	7	8

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at June 30, 2019 and at March 31, 2019	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,097)	(9,081)

Total stockholders’ equity	99	115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106	$123

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2019	2018

Income:
Interest income	$-	$-

Total income	-	-

Expenses:
Operating and administrative expenses	16	16

Total expenses	16	16

Loss before income taxes	(16)	(16)
Income tax expense	-	-

Net Loss	$(16)	$(16)

Basic and diluted loss per share	$(0.005)	$(0.005)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	June 30,
Cash Flows from Operating Activities	2019	2018
Net loss	$(16)	$(16)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expenses	(9)	(10)
Decrease in accounts payable and accrued expenses	(1)	(13)
Net cash used in operating activities	(26)	(39)

Net decrease in cash	(26)	(39)
Cash at the beginning of the period	120	188

Cash at the end of the period	$94	$149

See notes to condensed financial statements

6

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2019	3,461,022	$800	$8,396	$(9,081)	$115
Net loss	–	–	–	(16)	(16)
Balance as of June 30, 2019	3,461,022	$800	$8,396	$(9,097)	$99

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2019

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2020 or other future periods. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2019 and June 30, 2018:

	2019	2018
Weighted average number of common shares outstanding (basic and diluted)	3,461,022	3,461,022

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2019. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended June 30, 2019 increased by $9,000. This increase was due to the payment of the OTCBB annual listing fee in the quarter ended June 30, 2019. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $10,000 to $12,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2019, the Company had a loss from operations of $16,000. The loss is attributable to the operational, administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended June 30, 2018, the loss from operations was $16,000. Taxes paid in the quarters ended June 30, 2019 and 2018 were $0 in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2019, was $99,000 as compared to $115,000 at March 31, 2019. The decrease is attributable to the net loss incurred during the three-month period ended June 30, 2019.

Net cash used in operating activities was $26,000 during the three months ended June 30, 2019, compared to net cash used in operating activities of $39,000 in the three months ended June 30, 2018. The $13,000 decrease in cash used in operating activities was primarily due to a decrease in expenses related to legal and other outside professionals.

Cash on hand at June 30, 2019 was $94,000 as compared to $120,000 at March 31, 2019. The decrease in cash on hand was primarily due to ongoing expenses related to legal, accounting and other outside professionals.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

FCCC, INC.

Date: August 13, 2019	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)