Form 10-K
period 2020-03-31
FCCC INC
filed 2020-06-24
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates as of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $390,256 based on the price at which the registrant’s common stock was last sold as of the same date.

As of June 22, 2020, the registrant had 3,461,066 shares of common stock issued and outstanding.

FCCC, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,”“expect,” “future,” “intend”, “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

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

PART I

Item 1. Business.

General

FCCC, Inc. (OTC.QB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 1650 West 106th Street, Carmel, Indiana, 46203, Telephone Number 317-441-4563. FCCC is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2020.

The Company has had limited operations since June 30, 2003, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $12,000 to $15,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return. At this time, the Company has no binding arrangements with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

On March 31, 2020, the closing price per share of our common stock, as reported on the OTCQB, was $ 0.18. As of the same date, our common stock was held by 517 shareholders of record.

Transfer Agent

The transfer agent of the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended March 31, 2020 and 2019.

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

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $15,000 to $18,000 for the first quarter and thereafter of between $12,000 to $15,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return.

Results of Operations and Financial Condition

During the year ended March 31, 2020, the Company had a loss from operations of $54,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2019, the loss from operations was $57,000.

The decrease in the loss for the year ended March 31, 2020 is attributable to a decrease in legal, operating and administrative expenses of $3,000 in the year ended March 31, 2020.

Liquidity and Capital Resources

Stockholders’ equity as of March 31, 2020 was $61,000, as compared to $115,000 at March 31, 2019. The decrease is attributable to the operating loss incurred in 2020.

The Company had cash on hand at March 31, 2020 of $63,000, as compared to $120,000 at March 31, 2019. The decrease in cash on hand is attributable operating loss incurred in 2020.

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

Item 8. Financial Statements.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

FCCC, INC.

Indianapolis, Indiana

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FCCC, INC. (the “Company”) as of March 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

June 24, 2020

FCCC, INC.

BALANCE SHEETS
MARCH 31, 2020 AND 2019
(Dollars in thousands, except share data)

	March 31,
	2020	2019
ASSETS
Current assets:
Cash	$63	$120
Prepaids	4	3

Total current assets	67	123

TOTAL ASSETS	$67	$123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$6	$8

Total current liabilities	6	8

TOTAL LIABILITIES	$6	$8

Stockholders’ equity:

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 shares issued and outstanding at March 31, 2020 and March 31, 2019	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,135)	(9,081)
Total stockholders’ equity	61	115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67	$123

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands, except share data)

	Year Ended March 31,
	2020	2019

Income:
Interest income	$–	$–

Total income	–	–

Expenses:
Professional expenses	30	34
Operating and administrative expenses	24	23

Total expenses	54	57

Net Loss:	$(54)	$(57)

Basic and diluted loss per share:	$(0.016)	$(0.016)

Weighted average common shares outstanding:
Basic and diluted	3,461,022	3,461,022

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2020 AND 2019
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2018	3,461,022	$800	$8,396	$(9,024)	$172

Net Loss – Year Ended March 31, 2019	–	–	–	(57)	(57)

Balance, March 31, 2019	3,461,022	800	8,396	(9,081)	115

Net Loss – Year Ended March 31, 2020	–	–	–	(54)	(54)

Balance, March 31, 2020	3,461,022	$800	$8,396	$(9,135)	$61

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2020 AND 2019
(Dollars in thousands)

	Year Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(54)	$(57)

Adjustments to reconcile net loss to cash used in operating activities:
Increase (Decrease) in liabilities:

Prepaids	(1)	0
Accounts payable and accrued expenses	(2)	(11)

Net cash used in operating activities	(57)	(68)

Net decrease in cash	(57)	(68)
Cash, beginning of year	120	188
Cash, end of year	$63	$120

The accompanying notes to the financial statements are an integral part of these statements.

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at such institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2020, the amount uninsured was $0.

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

MARCH 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Advertising:

The Company expenses advertising costs as incurred. Advertising expense included in operating expenses was $0 and $0 for the years ended March 31, 2020 and 2019 respectively.

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

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2020	2019
Weighted average number of common shares outstanding	3,461,022	3,461,022

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

FCCC, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 4 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2020, the Company has available net operating losses of $633,252 and $747,753 for federal and state income taxes, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of $7,124 during the year ended March 31, 2020 was recorded to offset the deferred tax benefit of the Company’s tax loss for the year. The Company’s decrease in valuation of $(4,337) during the year ended March 31, 2019 was recorded to offset the deferred tax expense incurred during the year ended March 31, 2019 which was attributable to the change in the federal statutory rate which impacted the deferred tax asset associated with the Company’s net operating losses that can be utilized to offset future taxable income of the Company.

The Company’s deferred tax asset and valuation allowance as of March 31, 2020 and 2019 were as follows:

	March 31
	2020	2019
Net Operating Losses	$177,287	$170,163
Valuation Allowance	(177,287)	(170,163)
	$-	$-

The Company’s provision for federal and state income taxes for the years ended March 31, 2020 and 2019 consisted of the following:

	March 31
	2020	2019
Current Tax Expense (Benefit)	$-	$-
Deferred Tax Expense (Benefit)	(7,124)	4,337
Increase (Decrease) in Valuation Allowance	7,124	(4,337)
Net tax provision	$0	$0

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2020 and 2019 as follows:

	March 31
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax effect	5.93%	5.53%
Valuation allowance	(26.93%)	(26.53%)
Effective tax rate	0.0%	0.0%

As of March 31, 2020 and 2019, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2020, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 – COMMON STOCK:

The Company’s capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2020 and 2019. There were no changes to the Company’s capital structure during the years ended March 31, 2020 and 2019.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

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

During the Company’s fourth fiscal quarter ended March 31, 2020, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Frederick L. Farrar	64	Chairman, President, Chief Executive Officer, Principal Financial Officer and Director
Daniel R. Loftus	69	Secretary and Director
Fred J. Merritt	52	Director

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

Item 11. Executive Compensation.

Executive Compensation

For each of the fiscal years ended March 31, 2020 and March 31, 2019 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2020 and 2019.

Compensation of Directors

All directors, other than Mr. Farrar and Mr. Loftus, are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received director fees of $400 in total covering the fiscal year ended March 31, 2020. All Board meetings were held telephonically.

Director Compensation for the Fiscal Year Ended March 31, 2019

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Frederick L. Farrar	–	–	–	–	–
Daniel R. Loftus	–	–	–	–	–
Frederick J. Merritt	$500	–	–	–	$500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of June 22, 2020, regarding stock ownership of all persons known by FCCC to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of FCCC as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Frederick L. Farrar 11911 N 133d Way Scottsdale, AZ 85259	925,000	(2)	26.7%
Daniel R. Loftus 5210 Heathrow Hills Drive Brentwood, TN 37027	185,000		5.4%
Frederick J. Merritt 1650 W. 106th Street Indianapolis, IN 46032	500,000	(3)	14.5%
All directors and executive officers as a group (3 persons)	1,610,000		46.6%
LFM Investments, Inc. 1650 W. 106th Street Indianapolis, IN 46032	500,000		14.5%
Chafre, LLC 11911 N 133d Way Scottsdale, AZ 85259	400,000		11.6%
Charles E. Lanham 1335 S Guilford Road, Unit F-2607 Carmel, IN 46032	290,000		8.4%
Bernard Zimmerman and Company, Inc. 597 Westport Avenue, Apt 239 B Norwalk, CT 06851	206,800		6.0%
Martin Cohen PS Trust 27 E. 65th Street Suite 11A New York, NY 10021	185,000		5.24%

_____________

(1)	Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned.
(2)	Includes 400,000 shares held by Chafre, LLC of which Mr. Farrar is the Managing Member.
(3)	All 500,000 shares are held by LFM Investments, Inc., of which Mr. Merritt serves as President.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since the beginning of the fiscal year ended March 31, 2020, the Company has not been a party to any related party transactions.

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

	Fiscal Year Ended
	March 31, 2020	March 31, 2019
Audit Fees(1)	$13,500	$13,500
Audit-Related Fees(2)
Tax Fees(3)	1,500	1,500
All Other Fees(4)
Total	$15,000	$15,000

___________

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. No such services were provided during the periods reported.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2019 and 2020 fiscal years.
(4)	The Company was not billed by its independent registered public accounting firm for any other services rendered for the 2020 or 2019 fiscal year.

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

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2020 and 2010

Statements of Operations for the fiscal years ended March 31, 2020 and 2019

Statements Changes in Stockholders’ Equity for the fiscal years ended March 31, 2020 and 2019

Statements of Cash Flows for the fiscal years ended March 31, 2020 and 2019

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

Exhibit Number	Description	Method of Filing
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2015
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2015
4.1	Description of Capital Stock of Registrant	Incorporated by reference to annual report on Form 10-K for fiscal year ended March 31, 2019
31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2020.

FCCC, INC.

By:	/s/ Frederick L. Farrar
Frederick L. Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 24, 2020.

Name	Title

/s/ Frederick L. Farrar	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (principal executive and financial officer)
Frederick L. Farrar

/s/ Daniel R. Loftus	Secretary and Director
Daniel R. Loftus

/s/ Fred J. Merritt	Director
Fred J. Merritt

