Form 10-Q
period 2020-06-30
FCCC INC
filed 2020-08-13
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to____________.

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

As of August 11, 2020, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2020 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)

ASSETS
Current Assets:

Cash	$38	$63
Prepaids	13	4

Total current assets	51	67
TOTAL ASSETS	$51	$67

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$11	$6
Total current liabilities	11	6
TOTAL LIABILITIES	11	6

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued
and outstanding at June 30, 2020 and at March 31, 2020	800	800
Additional paid in capital	8,396	8,396
Accumulated deficit	(9,156)	(9,135)
Total stockholders’ equity	40	61
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51	$67

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	21	16

Total expenses	21	16

Loss before income taxes	(21)	(16)
Income tax expense	--	--

Net Loss	$(21)	$(16)

Basic and diluted loss per share	$(0.006)	$(0.005)

Weighted average common shares outstanding

Basic and diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities

Net loss	$(21)	$(16)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaids	(9)	(9)
Increase (decrease) in accounts payable and accrued expenses	5	(1)
Net cash used in operating activities	(25)	(26)

Net decrease in cash	(25)	(26)
Cash at the beginning of the period	63	120
Cash at the end of the period	$38	$94

See notes to condensed financial statements

6

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

(Dollars in thousands)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of April 1, 2020	3,461,022	$800	$8,396	$(9,135)	$61
Net loss	–	–	–	(21)	(21)
Balance as of June 30, 2020	3,461,022	$800	$8,396	$(9,156)	$40

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

 June 30, 2020

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2021 or other future periods. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2020 and June 30, 2019:

	2020	2019
Weighted average number of common shares outstanding (basic and diluted)	3,461,022	3,461,022

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2020. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has significantly impacted the economic conditions in the U.S. and globally as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy.

As a shell company, we have limited operations other than seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. The COVID-19 pandemic has resulted in travel restrictions, the shutdown of businesses, quarantines, market downturns, and other mandatory and voluntary changes in behavior related to the COVID-19 pandemic. The resulting impacts of the COVID-19 outbreak mentioned above may adversely impact our ability to find a willing operating business or other financial transaction partner in the near future. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended June 30, 2020 increased by $9,000. This increase was due to the payment of the OTCQB annual listing fee in the quarter ended June 30, 2020. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $12,000 to $15,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2020, the Company had a loss from operations of $21,000. The loss is attributable to the operational, administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended June 30, 2019, the loss from operations was $16,000. Taxes paid in the quarters ended June 30, 2020 and 2019 were $0 in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2020, was $40,000 as compared to $61,000 at March 31, 2020. The decrease is attributable to the net loss incurred during the three-month period ended June 30, 2020.

Net cash used in operating activities was $25,000 during the three months ended June 30, 2020, compared to net cash used in operating activities of $26,000 in the three months ended June 30, 2019. The $1,000 decrease in cash used in operating activities was primarily due to the timing of the payments related to legal and other outside professionals expenses that were incurred during the three month period ended June 30, 2020.

Cash on hand at June 30, 2020 was $38,000 as compared to $94,000 at June 30, 2019. The decrease in cash on hand was primarily due to ongoing expenses related to legal, accounting and other outside professionals.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. There has been no material change in any contractual obligation as summarized in the Company’s annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

FCCC, INC.

Date: August 13, 2020	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)