Form 10-Q
period 2020-09-30
FCCC INC
filed 2020-11-16
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

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

As of November 12, 2020, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets:

Cash and cash equivalents	$84	$63
Prepaid expense	10	4
Total current assets	94	67
TOTAL ASSETS	$94	$67

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$2	$6
Other liabilities:
Convertible note payable	65	-
TOTAL LIABILITIES	67	6

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at September 30, 2020 and at March 31, 2020	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,169)	(9,135)
Total stockholders’ equity	27	61
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94	$67

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	13	10

Total expenses	13	10

Loss before income taxes	(13)	(10)
Income tax expense	---	---

Net Loss	$(13)	$(10)

Basic and diluted loss per share	$(0.004)	$(0.003)

Weighted average common shares outstanding

Basic	3,461,022	3,461,022
Diluted	3,491,740	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Six Months Ended September 30,
	2020	2019

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Professional expenses	34	26

Total expenses	34	26

Loss before income taxes	(34)	(26)
Income tax expense	--	--

Net Loss	$(34)	$(26)

Basic and diluted loss per share	$(0.010)	$(0.008)

Weighted average common shares outstanding

Basic	3,461,022	3,461,022
Diluted	3,468,765	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities

Net loss	$(34)	$(26)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expenses	(6)	(7)
Decrease in accounts payable and accrued expenses	(4)	(5)
Net cash used in operating activities	(44)	(38)

Cash Flows from Financing Activities
Proceeds from convertible note payable	65	-
Net increase (decrease) in cash	21	(38)
Cash at the beginning of the period	63	120
Cash at the end of the period	$84	$82

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 1, 2020	3,461,022	$800	$8,396	$(9,135)	$61
Net loss	–	–	–	(21)	(21)
Balance as of June 30, 2020	3,461,022	$800	8,396	(9,156)	40
Net loss	–	–	–	(13)	(13)
Balance as of September 30, 2020	3,461,022	$800	$8,396	$(9,169)	$27

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2020

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Frederick L. Farrar, the Company’s Chief Executive Officer, Chief Financial Officer and a member of its board of directors, is the lender under an unsecured convertible promissory note payable by the Company.  See Note 4 – Indebtedness.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and six months ended September 30, 2020 and 2019:

Three Months Ended September 30:	2020	2019
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,491,740	3,461,022

Six Months Ended September 30:	2020	2019
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,468,765	3,461,022

NOTE 4 – INDEBTEDNESS

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Mr. Farrar a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of September 30, 2020, the principal and interest due under the Note totaled $65,081.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the six-months ended September 30, 2020 increased by $6,000. This increase was due to the payment of the OTCQB annual fee in the quarter ended June 30, 2020. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $12,000 to $15,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended September 30, 2020, the Company had a loss from operations of $13,000. The loss is attributable to the operational, administrative, auditing, tax return preparation and legal expenses incurred during the quarter. During the quarter ended September 30, 2019, the loss from operations was $10,000. No taxes were paid in the quarters ended September 30, 2020 or 2019.

During the six months ended September 30, 2020, the Company had a loss from operations of $34,000. The loss is attributable to the operational, administrative, auditing, tax return preparation and legal expenses incurred during the six-month period. During the six months ended September 30, 2019, the loss from operations was $26,000. Taxes paid in the six months ended September 30, 2020 and 2019 were $0 in both six-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of September 30, 2020, was $27,000, compared to $61,000 at March 31, 2020. The decrease is attributable to the net loss incurred during the six months ended September 30, 2020.

Net cash used in operating activities was $44,000 during the six months ended September 30, 2020, compared to net cash used in operating activities of $38,000 in the six months ended September 30, 2019. The net cash from financing activities during the six months ended September 30, 2020 was a result of the proceeds from the sale of the Note (discussed further below).

Cash on hand at September 30, 2020 was $84,000, compared to $82,000 at March 31, 2020. The increase in cash on hand was primarily the net result of the proceeds from the Note, offset by expenses incurred during the first six months of the fiscal year.

Convertible Promissory Note

On September 21, 2020, the Company entered into a Note Purchase Agreement with Frederick L. Farrar, its Chief Executive Officer, Chief Financial Officer and a member of its board of directors, pursuant to which the Company issued and sold to Mr. Farrar a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes.

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2020, we issued the Note to Mr. Farrar in exchange for gross proceeds of $65,000. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. The Note was issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to a single “accredited investor” as that term is are defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitation or advertising to market or otherwise offer securities for sale.

Neither the Note nor the shares of common stock issuable upon conversion of the Note, if any, have been registered under the Securities Act, or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements. Neither this quarterly report on Form 10-Q nor any exhibit attached hereto shall constitute an offer to sell or the solicitation of an offer to buy the Note, the shares issuable under the Note, or any other securities of the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended March 31, 2015)
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for year ended March 31, 2015)
10.1	Note Purchase Agreement, by and between FCCC, Inc. and Frederick Farrar, dated September 21, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2020)
10.2	Convertible Promissory Note of FCCC, Inc. in favor of Frederick Farrar, dated September 21, 2020 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2020)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Date: November 16, 2020	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)