Form 10-Q
period 2020-12-31
FCCC INC
filed 2021-02-10
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2020

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

As of February 9, 2021, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	March 31,
	2020	2020
	(Unaudited)

ASSETS
Current Assets:

Cash and cash equivalents	$72	$63
Prepaid expense	7	4
Total current assets	79	67
TOTAL ASSETS	79	67

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$2	$6
Other liabilities:
Convertible note payable	65	--
Accrued interest	1	--
TOTAL LIABILITIES	68	6

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at December 31, 2020 and at March 31, 2020	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,185)	(9,135)
Total stockholders’ equity	11	61
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79	$67

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Nine Months Ended December 31,
	2020	2019

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	49	41
Interest expense	1	--

Total expenses	50	41

Loss before income taxes	(50)	(41)
Income tax expense	--	--

Net Loss	$(50)	$(41)

Basic and diluted loss per share	$(0.014)	$(0.012)

Weighted average common shares outstanding

Basic	3,461,022	3,461,022
Diluted	3,539,720	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,
	2020	2019

Income:
Interest income	$--	$--

Total income	--	--

Expenses:
Operating and administrative expenses	15	15
Interest expense	1	--

Total expenses	16	15

Loss before income taxes	(16)	(15)
Income tax expense	--	--

Net Loss	$(16)	$(15)

Basic and diluted loss per share	$(0.005)	$(0.004)

Weighted average common shares outstanding

Basic	3,461,022	3,461,022
Diluted	3,745,624	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2020	2019

Cash Flows from Operating Activities

Net loss	$(50)	$(41)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expenses	(3)	(4)
Decrease in accounts payable and accrued expenses	(4)	(4)
Increase in accrued interest	1	--
Net cash used in operating activities	(56)	(49)
Cash Flows from Financing Activities
Proceeds from convertible note payable	65	--

Net increase (decrease) in cash	9	(49)
Cash at the beginning of the period	63	120
Cash at the end of the period	$72	$71

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance as of April 1, 2020	3,461,022	$800	$8,396	$(9,135)	$61
Net loss	–	–	–	(21)	(21)
Balance as of June 30, 2020	3,461,022	$800	8,396	(9,156)	40
Net loss	–	–	–	(13)	(13)
Balance as of September 30, 2020	3,461,022	$800	$8,396	$(9,169)	$27
Net loss	-	-	-	(16)	(16)
Balance as of December 31, 2020	3,461,022	$800	$8,396	$(9,185)	$11

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2020

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and nine months ended December 31, 2020 and 2019:

Three Months Ended December 31:	2020	2019
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,745,624	3,461,022

Nine Months Ended December 31:	2020	2019
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,539,720	3,461,022

NOTE 4 – INDEBTEDNESS

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Mr. Farrar a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of December 31, 2020, the principal and interest due under the Note totaled $66,000.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the nine-months ended December 31, 2020 increased by $3,000. This increase was due to the payment of the OTCQB annual fee in the quarter ended June 30, 2020. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $12,000 to $15,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended December 31, 2020, the Company had a loss from operations of $16,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the quarter. During the quarter ended December 31, 2019, the loss from operations was $15,000. No taxes were paid in the quarters ended December 31, 2020 or 2019.

During the nine months ended December 31, 2020, the Company had a loss from operations of $50,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the nine-month period. During the nine months ended December 31, 2019, the loss from operations was $41,000. Taxes paid in the nine months ended December 31, 2020 and 2019 were $0 in both six-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of December 31, 2020, was $11,000, compared to $61,000 at March 31, 2020. The decrease is attributable to the net loss incurred during the nine months ended December 31, 2020.

Net cash used in operating activities was $56,000 during the nine months ended December 31, 2020, compared to net cash used in operating activities of $49,000 in the nine months ended December 31, 2019. The net cash from financing activities during the nine months ended December 31, 2020 was a result of the proceeds from the sale of the Note (discussed further below).

Cash on hand at December 31, 2020 was $72,000, compared to $63,000 at March 31, 2020. The increase in cash on hand was primarily the net result of the proceeds from the Note, offset by expenses incurred during the first nine months of the fiscal year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who are the same individual), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

FCCC, INC.

Date: February 10, 2021	By:	/s/ Frederick Farrar
Frederick Farrar
Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)