Form 10-K
period 2021-03-31
FCCC INC
filed 2021-07-12
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.

Commission file number 001-08589

FCCC, Inc.
(Exact Name of Registrant as Specified in its Charter)

Connecticut	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 Irvine Centre Dr, Suite 800, Irvine CA	92618
(Address of principal executive offices)	(Zip Code)

(812) 933-8888

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $466,745 based on the price at which the registrant’s common stock was last sold as of the same date.

As of July 8, 2021, the registrant had 3,461,022 shares of common stock issued and outstanding.

FCCC, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “intend”, “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

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

PART I

Item 1. Business.

General

FCCC, Inc. (OTCQB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 1650 West 106th Street, Carmel, Indiana, 46203, Telephone Number 317-441-4563. The Company is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2021.

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

Opportunities may come to the Company’s attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities for it. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

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

Competition

The Company is in direct competition with many other entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, special purpose acquisition companies (“SPACs”), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which the Company could consider. Many of these competing entities also possess significantly greater experience and contacts than the Company’s management. Moreover, the Company also competes with numerous other companies similar to it for such opportunities.

Employees and Consultants

The Company currently has three executive officers. Fnu Oudom serves as Chairman and President. Huijun He serves as Chief Executive Officer and Vice Presdient. Caren D. Currier serves as Chief Financial Officer.

The Company has no employees and management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may be the result of completing a transaction.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

On July 8, 2021, the closing price per share of our common stock, as reported on the OTCQB, was $0.90 As of the same date, our common stock was held by 517 shareholders of record.

The Company’s common stock is quoted on the OTCQB, administered by OTC Markets Group, LLC under the symbol “FCIC.” There is no “established trading market” for our shares of common stock and, despite eligibility for quotation, no assurance can be given that any market for our common stock will develop or be maintained.

The following are the low and high bid prices for the Company’s common stock during each quarter of the fiscal years ended March 31, 2021 and 2020 as quoted on the OTCQB. The information shown below was obtained from OTC Markets Group, LLC. All prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	Low	High

Fiscal Year ended March 31, 2021
First Quarter	$0.1580	$0.1660
Second Quarter	$0.1650	$0.2600
Third Quarter	$0.1850	$0.4500
Fourth Quarter	$0.3500	$0.5500

Fiscal Year ended March 31, 2020
First Quarter	$0.1250	$0.1700
Second Quarter	$0.1550	$0.2500
Third Quarter	$0.1700	$0.2502
Fourth Quarter	$0.1560	$0.2100

Transfer Agent

The transfer agent for the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal quarter ended March 31, 2021.

Item 6. Reserved.

Reserved.

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

Results of Operations and Financial Condition

During the year ended March 31, 2021, the Company had a loss from operations of $62,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2020, the loss from operations was $54,000. The increase in the loss for the year ended March 31, 2021 is attributable to increases in legal, operating and administrative expenses.

Liquidity and Capital Resources

Stockholders’ equity (deficit) as of March 31, 2021 was ($1,000), as compared to 61,000 at March 31, 2020. The decrease is attributable to the operating loss incurred in 2021.

The Company had cash on hand at March 31, 2021 of $66,000, as compared to $63,000 at March 31, 2020. The increase in cash on hand is attributable to proceeds from the sale and issuance of a convertible note.

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

Item 8. Financial Statements.

FCCC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

FCCC, INC.

Irvine, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FCCC, INC. (the “Company”) as of March 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2015.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

July 12, 2021

FCCC, INC.

BALANCE SHEETS
MARCH 31, 2021 AND 2020
(Dollars in thousands, except share data)

	March 31,
	2021	2020
ASSETS
Current assets:
Cash	$66	$63
Prepaid expenses	4	4

Total current assets	70	67

TOTAL ASSETS	$70	$67

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued expenses	$4	$6

Other liabilities:
Convertible note payable	65	-
Accrued interest	2	-

TOTAL LIABILITIES	71	6

Stockholders’ equity (deficit):

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 and 3,461,022 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,197)	(9,135)
Total stockholders’ equity (deficit)	(1)	61

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$70	$67

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands, except share data)

	Year Ended March 31,
	2021	2020

Income:
Interest income	$–	$–

Total income	–	–

Expenses:
Professional expenses	37	30
Operating and administrative expenses	23	24
Interest expense	2	-

Total expenses	62	54

Loss before provision for income taxes	(62)	(54)

Income tax provision	-	-

Net loss:	$(62)	$(54)

Basic and diluted loss per share:	$(0.018)	$(0.016)

Weighted average common shares outstanding:
Basic	3,461,022	3,461,022
Diluted	3,611,309	3,461,022

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2021 AND 2020
(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2019	3,461,022	$800	$8,396	$(9,081)	$115

Net Loss – Year Ended March 31, 2020	–	–	–	(54)	(54)

Balance, March 31, 2020	3,461,022	800	8,396	(9,135)	61

Net Loss – Year Ended March 31, 2021	–	–	–	(62)	(62)

Balance, March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2021 AND 2020
(Dollars in thousands)

	Year Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(62)	$(54)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	(1)
Accounts payable and other accrued expenses	(2)	(2)
Accrued interest	2	-
Net cash used in operating activities	(62)	(57)

Cash Flows from Investing Activities:
Proceeds from convertible note payable	65	-

Net increase (decrease) in cash	3	(57)
Cash, beginning of year	63	120
Cash, end of year	$66	$63

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company Operations:

The accompanying financial statements of FCCC, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Concentration of Credit Risk:

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at such institution. At various times throughout the year, cash balances may exceed FDIC limits. At March 31, 2021, the amount uninsured was $0.

Estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

NOTES TO FINANCIAL STATEMENTS

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

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2021	2020
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,611,309	3,461,022

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

NOTE 4 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2021, the Company has available net operating losses of approximately $657,000 and $807,000 for federal and state income taxes, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of $8,485 during the year ended March 31, 2021 was recorded to offset the deferred tax benefit of the Company’s tax loss for the year. The Company’s increase in valuation allowance of $7,124 during the year ended March 31, 2020 was recorded to offset the deferred tax benefit of the Company’s tax loss for the year.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s deferred tax asset and valuation allowance as of March 31, 2021 and 2020 were as follows:

	March 31
	2021	2020
Net Operating Losses	$185,772	$177,287
Valuation Allowance	(185,772)	(177,287)
	$–	$–

The Company’s provision for federal and state income taxes for the years ended March 31, 2021 and 2020 consisted of the following:

	March 31
	2021	2020
Current Tax Expense (Benefit)	$-	$-
Deferred Tax Expense (Benefit)	(8,485)	(7,124)
Increase (Decrease) in Valuation Allowance	8,485	7,124
Net tax provision	$–	$–

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2021 and 2020 as follows:

	March 31
	2021	2020
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax effect	5.93%	5.93%
Valuation allowance	(26.93)%	(26.93)%
Effective tax rate	0.0%	0.0%

As of March 31, 2021 and 2020, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2021, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 – CONVERTIBLE NOTE PAYABLE:

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of March 31, 2021, the principal and interest due under the Note totaled $67,000.

NOTE 6 – COMMON STOCK:

The Company’s capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2021 and 2020. There were no changes to the Company’s capital structure during the years ended March 31, 2021 and 2020.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS:

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar a Convertible Promissory Note in the principal amount of $65,000 in exchange for a loan of the same amount. See Note 5 – Convertible Note Payable.

NOTE 8 – SUBSEQUENT EVENTS:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below:

On April 26, 2021, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated April 26, 2021, by and among Huijun He and American Public Investment Co. (collectively, the “Buyers”), and Frederick L. Farrar, Chafre, LLC, Frederick J Merritt, LFM Investments, Inc. and Daniel R. Loftus (collectively the “Sellers”) pursuant to which the Buyers acquired 1,900,000 shares of the Company’s common stock from the Sellers. As conditions to the Stock Purchase Agreement, the Company entered into the Subscription Agreement described below. As a result of the purchases by the Buyers pursuant to the Stock Purchase Agreement, a change in control of the Company occurred as of the date of consummation of such transaction.

On April 26, 2021, the Company also entered into an agreement to issue and sell 695,652 shares (the “New Shares”) of the Company’s common stock, no par value, to Huijun He, the Company’s Chief Executive Officer Vice President, and a Director, for a price of $159,999.96, or $0.23 per share (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, the sale of the New Shares will take place on or before July 25, 2021, which is the 90th day after the execution of the Subscription Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting including those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurances that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, and concluded that such internal controls were effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (2013).

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

During the Company’s fourth fiscal quarter ended March 31, 2021, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Fnu Oudom	66	Chairman, President, Director
Huijun He	61	Chief Executive Officer, Vice President, Director
Caren D. Currier	58	Chief Financial Officer
Mopohku Sompong	30	Director
Tsun-Cheng (Mark) Lin	62	Director

Mr. Oudom has served as Chairman, President, and Director of the Company Since April 2021. From 2014 to 2016, Mr. Oudom served as Yongyong representative of the Republic of Tuvalu to the United Nations Economic and Social Council for Asia and the Pacific, and Yongyong representative of the Republic of Vanuatu to the United Nations Economic and Social Council for Asia-Pacific from April 2018 to June 2020. Since 2015, Mr. Oudom has served as Chairman of Times Chain Group. From 1989 to 1995, Mr. Oudom studied as a postgraduate at the Institute of Political Science and Law at the French Academy of Social Sciences and served as a visiting professor at Taiwan Mingdao University in 2014. Mr. Oudom received his bachelor’s degree in Philosophy from Sichan University.

Mr. He has served as Chief Executive Officer and Vice President of the Company since April 2021 and as a Director of the Company since May 2021. Since February 2019, Mr. He has served as the chief executive officer of China Liaoning Dingxu Ecological Agriculture Development, Inc., and in June 2016, Mr. He founded and served as president of Romada Realty Inc., a real estate development company. Prior to 1996, Mr. He previously served as the general manager of China Nonferrous Metal Equipment Zhuhai Company, a large domestic state-owned enterprise import and export company, and the general manager of a U.S. import and export company. As a seasoned entrepreneur and corporate level executive, Mr. He brings his vast management experience to the company. Mr. He received his bachelor’s degree from Wuhan Huazhong Institute of Technology, Mechanical Manufacturing.

Ms. Currier has served as Chief Financial Officer of the Company since April 2021. Since August 2020, Ms. Currier has served as the chief financial officer of One World Universe Inc., an OTC company. Since April 2016, Ms. Currier has served as accounting manager for Synergis Development Company, and from October 2014 to August 2017, she served as the controller and chief financial officer of Salemark Holding Company, an OTC company. Ms. Currier received her Associates Business Degree from Mount San Antonio College.

Mopohku Sompong has served as a Director of the Company since May 2021. From May 2021 to present, Mr. Sompong has been house counsel at Tai Xi Co., Ltd., and from March 2019 to June 2020, as an associate at Decha & Co Limited. From February 2019 to November 2019, Mr. Sompong was a manager at Tonglian Exchange Co., Ltd. and from May 2017 to October 2019, as internal coordinator at IPMTV and GOBATV. Mr. Sompong received his BLA in Business Management and in U.S. and International Law from Hangdong Global University, and his LLM from Regent University, and JD from Handong International Law School.

Tsun-Cheng (Mark) Lin has served as a Director of the Company since May 2021. From 2013 to present, Mr. Lin is the senior vice president of Thailand Thai Seal Group, and from 2000 to 2013, he served as the vice president of Thailand Lucky Group. Mr. Lin was also the vice president of SEG Group from 1991 to 2000, and the deputy generalmanager of U.S. YC Everygreen Inc. from 1989 through 1990. Mr. Lin graduated from the Mechanical Engineering Department of Shude Engineering College, Department of Industrial Engineering, Feng Chia University, and earned his EMBA from West Coast University.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer are currently held by separate individuals. We believe that this structure is appropriate for the Company at this time. Specifically, we believe that the current leadership structure provides leadership and engagement while we seek and evaluate opportunities.

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

Communication to the Board of Directors

You may contact our Board of Directors or any director by mail addressed to the attention of our entire Board or the specific director identified by name or title, at FCCC, Inc., 7700 Irvine Centre Dr, Suite 800, Irvine CA 92618. All communications will be submitted to our Board or the specified director on a periodic basis.

Item 11. Executive Compensation.

Executive Compensation

For each of the fiscal years ended March 31, 2021 and March 31, 2020 there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2021 and 2020.

Compensation of Directors

During the fiscal year ended March 31, 2021, directors who did not serve as officers of the Company were eligible to receive a fee of $100 for each Board of Directors meeting attended. All such board meetings were held telephonically. The following table identifeid all compensation received by members of the board of directors for that period.

Subsequent to the change in control on April 26, 2021, it was determined that current members of the Board of Directors will not receive compensation for their service, which determination is subject to reevaluation by the board from time to time.

Director Compensation for the Fiscal Year Ended March 31, 2021

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Frederick L. Farrar	–	–	–	–	–
Daniel R. Loftus	–	–	–	–	–
Frederick J. Merritt	$500	–	–	–	$500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of July 8, 2021, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of the Company as a group. Unless otherwise indicated below, the mailing address for each such beneficial owner is 7700 Irvine Centre Drive, Suite 800, Irvine CA 92618.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Shares
Fnu Oudom	1,064,000(2)	54.9%
Huijin He	1,822,110(3)	41.0%
Caren D. Currier	–	–
Mopohku Sompong	–	–
Tsun-Cheng Lin	–	–
Frederick L. Farrar(4)	–	–
All directors and current executive officers as a group (5 persons)	2,886,110	64.9%
Martin Cohen PS Plan 27 E. 65th Street Suite 11A New York, NY 10021	244,440(5)	7.1%
Bernard Zimmerman and Company, Inc. 597 Westport Avenue, Apt 239 B Norwalk, CT 06851	206,800(6)	6.0%

___________

*	Less than 1.0%.
(1)

This table is based upon 3,461,022 shares of common stock issued and outstanding as of July 8, 2021. As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Accordingly, shares of common stock which an individual or group has a right to acquire within sixty (60) days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned.

(2)	All 1,064,000 shares held by American Public Investment Co., of which Mr. Oudom owns a 70% ownership interest and serves as its President.
(3)

Includes (i) 695,652 shares of common stock issuable pursuant to the Private Placement which will take place on or before July 25, 2021, (ii) 290,458 shares of common stock available upon conversion of a promissory note subject to the Option Agreement, and (iii) 456,000 shares held by American Public Investment Co., of which Mr. He holds thirty percent (30%) ownership interest.

(4)

Mr. Farrar resigned as Chairman, President, Chief Executive Officer and Principal Financial Officer of the Company effective April 26, 2021 and resigned from all positions with the Board of Directors effective May 14, 2021. Amount shown excludes 290,458 shares of common stock available upon conversion of a promissory note subject to the Option Agreement, which shares are reported in Mr. He’s holdings. Mr. Farrar’s address is 11911 N 133rd Way, Scottsdale, Arizona 85259.

(5)

Based solely on information provided in a Schedule 13D/A (Amendment No. 5) filed with the SEC on October 6, 2017. Mr. Bernard Zimmerman is the president and sole owner of Bernard Zimmerman & Company, Inc.

(6)	Based solely on information provided in a Schedule 13D/A (Amendment No. 3) filed with the SEC on May 30, 2008. Mr. Martin Cohen is the trustee of principal of the Martin Cohen PS Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On September 21, 2020, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Frederick L. Farrar, who then served as the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to which the Company issued and sold to Mr. Farrar a Convertible Promissory Note in aggregate principal amount of $65,000 bearing 5.0% interest per annum due and payable in cash on October 31, 2022 (the “Note”). The Note is unsecured and may be prepaid by the Company in whole or in part at any time without penalty or premium, at the option of the Company. Mr. Farrar has the option, on or prior to the maturity date, to convert all (but not less than all) of the principal and accrued but unpaid interest under this Note into the Company’s common stock, no par value, at a conversion price of $0.23 per share.

On April 26, 2021, the Company entered into an agreement to issue and sell 695,652 shares (the “New Shares”) of the Company’s common stock, no par value, to Huijun He, the Company’s Chief Executive Officer Vice President, and a Director, for a price of $159,999.96, or $0.23 per share (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, the sale of the New Shares will take place on or before July 25, 2021, which is the 90th day after the execution of the Subscription Agreement.

Since the beginning of the fiscal year ended March 31, 2021, the Company has not been a party to any other related party transactions.

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

	Fiscal Year Ended
	March 31, 2021	March 31, 2020
Audit Fees(1)	$13,500	$13,500
Audit-Related Fees(2)
Tax Fees(3)	1,500	1,500
All Other Fees(4)
Total	$15,000	$15,000

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

(3)

Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2020 and 2021 fiscal years.

(4)	The Company was not billed by its independent registered public accounting firm for any other services rendered for the 2020 or 2021 fiscal year.

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

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2021 and 2020

Statements of Operations for the fiscal years ended March 31, 2021 and 2020

Statements Changes in Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2021 and 2020

Statements of Cash Flows for the fiscal years ended March 31, 2021 and 2020

Notes to the Financial Statements

	2.	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits:

Exhibit Number	Description	Method of Filing
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for fiscal year ended March 31, 2015
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Incorporated by reference to Exhibit 3.2 annual report on Form 10-K for fiscal year ended March 31, 2015
4.1	Description of Capital Stock of Registrant	Incorporated by reference to Exhibit 4.1 annual report on Form 10-K for fiscal year ended March 31, 2019
10.1	Note Purchase Agreement, by and between FCCC, Inc. and Frederick Farrar, dated September 21, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2020
10.2	Convertible Promissory Note of FCCC, Inc. in favor of Frederick Farrar, dated September 21, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 23, 2020
10.3	Subscription Agreement, dated as of April 26, 2021, by and between FCCC, Inc. and Huijun He.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 26, 2021
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2021.

FCCC, INC.

By:	/s/ Huijun He
Huijun He
Chief Executive Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 12, 2021.

Name	Title

/s/ Fnu Oudom	Chairman, President, Director
Fnu Oudom

/s/ Huijun He	Chief Executive Officer, Vice President, Director (principal executive officer)
Huijun He

/s/ Caren D. Currier	Chief Financial Officer (principal financial and accounting officer)
Caren D. Currier

/s/ Mopohku Sompong	Director
Mopohku Sompong

/s/ Tsun-Cheng Lin	Director
Tsun-Cheng Lin

