Form 10-Q
period 2021-06-30
FCCC INC
filed 2021-08-13
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	March 31,
	2021	2021
	(Unaudited)

ASSETS
Current Assets:

Cash and cash equivalents	$48	$66
Prepaid expense	4	4
Total current assets	52	70
TOTAL ASSETS	52	70

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$6	$4
Other liabilities:

Due to Related party – David He	$10

Convertible note payable	65	65
Accrued interest		2
TOTAL LIABILITIES	81	71

Stockholders’ equity:
Common stock, no par value,22,000,000 shares authorized, 3,461,022 issued and outstanding at June 30, 2021 and at March 31, 2021	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,225)	(9,197)
Total stockholders’ equity	(29)	(1)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52	$70

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2021	2020

Income:
Interest income	$-	$-

Total income	-	-

Expenses:
Operating and administrative expenses	28	21
Interest expense	0	-

Total expenses	28	21

Loss before income taxes	(28)	(21)
Income tax expense	-	-

Net Loss	$(28)	$(21)

Basic and diluted loss per share	$(0.006)	$(0.006)

Weighted average common shares outstanding

Basic	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities

Net loss	$(28)	$(21)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expenses	(-)	(9)
Decrease in accounts payable and accrued expenses	10	5
Increase in accrued interest	(18)	25
Net cash used in operating activities	(18)
Cash Flows from Financing Activities
Proceeds from convertible note payable	-	-

Net increase (decrease) in cash	(18)	(25)
Cash at the beginning of the period	66	63
Cash at the end of the period	$48	$38

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of Year Ended March 31, 2019	3,461,022	$800	$8,396	$(9,081)	$115

Net Loss – Year Ended March 31, 2020	–	-	-	(54)	(54)

Balance as of Year Ended March 31, 2020	3,461,022	800	8,396	(9,135)	61

Net Loss – Year Ended March 31, 2021	–	-	-	(62)	(62)

Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – 3 months Ended June 30, 2021	–	-	-	(28)	(28)

Balance as of 3 months Ended June 30, 2021	3,461,022	$800	$8,396	$(9,225)	$(29)

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2021

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2022 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

NOTE 2 – RELATED PARTY TRANSACTIONS

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

On April 26, 2021, the Company entered into an agreement to issue and sell 695,652 shares (the “New Shares”) of the Company’s common stock, no par value, to Huijun He, the Company’s Chief Executive Officer Vice President, and a Director, for a price of $160,000 or $0.23 per share (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, the sale of the New Shares will take place on or before July 25, 2021, which is the 90th day after the execution of the Subscription Agreement.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended June 30, 2021 and 2020:

Three Months Ended June 30:	2021	2020
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,611,309	3,461,022

NOTE 4 – INDEBTEDNESS

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of June 30, 2021, the principal and interest due under the Note totaled $67,000.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2021. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended June 30, 2020 remained unchanged. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $15,000 to $20,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2021, the Company had a loss from operations of $28,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the quarter. During the quarter ended June 30, 2020, the loss from operations was $21,000. No taxes were paid in the quarters ended June 30, 2021 or 2020.

During the three months ended June 30, 2021, the Company had a loss from operations of $28,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the three-month period. During the three months ended June 30, 2020, the loss from operations was $21,000. Taxes paid in the three months ended June 30, 2021 and 2020 were $0 in both three-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2021, was $(29,000), compared to ($1,000) at March 31, 2021. The decrease is attributable to the net loss incurred during the three months ended June 30, 2021.

Net cash used in operating activities was $18,000 during the three months ended June 30, 2021, compared to net cash used in operating activities of $25,000 in the three months ended June 30, 2020. The net cash from financing activities during the three months ended June 30, 2021 was a result of the payment of operating expenses.

Cash on hand at June 30, 2021 was $48,000, compared to $66,000 at June 30, 2020. The decrease in cash on hand was primarily the net result of the expenses incurred during the first three months of the fiscal year.

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

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended March 31, 2015)

3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for year ended March 31, 2015)

10.1	Subscription Agreement, dated as of April 26, 2021, by and between FCCC, Inc. and Huijun He. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from FCCC, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Date: August 13, 2021	By:	/s/ David He
David He
Chief Executive Officer and Vice President
(duly authorized officer)

Date: August 13, 2021	By:	/s/ Caren D. Currier
Chief Financial Officer
(principal financial officer)