Form 10-Q
period 2021-09-30
FCCC INC
filed 2021-11-15
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2021

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

As of November 8, 2021, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	March 31,
	2021	2021
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$72	$66
Prepaid expense	-	4
Total current assets	72	70
TOTAL ASSETS	72	70

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$52	$4
Due to Related party – David He	61	-
Convertible note payable	65	65
Accrued interest	2	2
Total current liabilities	180	71
TOTAL LIABILITIES	180	71

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at September 30, 2021 and at March 31, 2021	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,304)	(9,197)
Total stockholders’ equity	(108)	(1)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72	$70

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Income:
Interest income	$-	$-	$-	$-

Operating Expenses:
Operating and administrative expenses	60	13	105	34
Total operating expense	60	13	105	34

Operating loss	(60)	(13)	(105)	(34)

Other income (expense):
Interest expense	1	-	2	-
Total other income (expense)	(1)	-	(2)	-

Loss before income taxes	(61)	(13)	(107)	(34)

Income tax expense	-	-	-	-

Net Loss	$(61)	(13)	(107)	(34)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	3,461,022	3,461,022	3,461,022	3,461,022

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities

Net loss	$(107)	$(34)

Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	4	(6)
Increase (Decrease) in accounts payable and accrued expenses	48	(4)
Due to related party	61	-
Net cash provided by (used in) operating activities	6	(44)

Cash Flows from Financing Activities
Proceeds from convertible note payable	-	65
Net cash provided by financing activities	-	65

Net change in cash	6	21
Cash at the beginning of the period	66	63
Cash at the end of the period	$72	$84

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – 3 months Ended June 30, 2021	-	-	-	(46)	(46)

Balance as of 3 months Ended June 30, 2021	3,461,022	$800	$8,396	$(9,243)	$(47)

Net Loss – 3 months Ended September 30, 2021	-	-	-	(61)	(61)

Balance, Sept 30, 2021	3,461,022	$800	$8,396	$(9,304)	$(108)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)

Balance as of Year Ended March 31, 2020	3,461,022	$800	$8,396	$(9,135)	$61

Net Loss – 3 months Ended June 30, 2020	-	-	-	(21)	(21)

Balance as of 3 months Ended June 30, 2020	3,461,022	$800	$8,396	$(9,156)	$40

Net Loss – 3 months Ended September 30, 2020	-	-	-	(13)	(13)

Balance, Sept 30, 2020	3,461,022	$800	$8,396	$(9,169)	$27

See notes to unaudited condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021

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

Going concern:

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management may need to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its new business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair value of financial instruments:

Included in various investment related line items in the financial statements are certain financial instruments carried at fair value.  Other financial instruments are periodically measured at fair value, such as when impaired, or, for preferred stock when carried at the lower of cost or market.

The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  The fair value of a liability is the amount at which that liability could be incurred or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Fair values are based on quoted market prices when available.  When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality.  In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that management believes market participants would use to determine a current transaction price.  These valuation techniques involve some level of management estimation and judgment which becomes significant with increasingly complex instruments or pricing models.  Where appropriate, adjustments are included to reflect the risk inherent in a particular methodology, model or input used.

The Company's financial assets and liabilities carried at fair value have been classified, for disclosure purposes, based on a hierarchy defined by SFAS No. 157, Fair Value Measurements.   The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement.  For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).   The levels of the fair value hierarchy are as follows:

Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.

Level 2 –  Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument.  Such inputs include market interest rates and volatilities, spreads and yield curves.

Level 3 – Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement.  Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

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

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 2 – RELATED PARTY TRANSACTIONS

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

On April 26, 2021, the Company entered into an agreement to issue and sell 695,652 shares (the “New Shares”) of the Company’s common stock, no par value, to Huijun He, the Company’s Chief Executive Officer Vice President, and a Director, for a price of $159,999.96, or $0.23 per share (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, the sale of the New Shares will take place on or before July 25, 2021, which is the 90th day after the execution of the Subscription Agreement. Management is in negotiations for an extension with a revised price.

Since the beginning of the fiscal year ended March 31, 2021, David He advanced the amount of $61,000 that was used for company’s operating expenses.  The note is interest free and due upon demand.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and six months ended September 30, 2021 and 2020:

Three Months Ended September 30:	2021	2020
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

Six Months Ended September 30:	2021	2020
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

NOTE 4 – INDEBTEDNESS

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of September 30, 2021, the principal and interest due under the Note totaled $68,365.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 22,000,000 shares of Common stock, at no par value. At September 30, 2021 and March 31, 2021, there were 3,461,022 and 3,461,022 shares issued and outstanding, respectively.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended September 30, 2021 was adjusted to Dues and Subscriptions at end of period. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $42,000 to $70,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the six months ended September 30, 2021, the Company had a loss from operations of $107,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the quarter. During the six months ended September 30, 2020, the loss from operations was $34,000. No taxes were paid in the quarters ended September 30, 2021 or 2020.

During the three months ended September 30, 2021, the Company had a loss from operations of $61,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the three-month period. During the three months ended September 30, 2020, the loss from operations was $13,000. Taxes paid in the three months ended September 30, 2021 and 2020 were $0 in both three-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of September 30, 2021, was $(108,000), compared to ($1,000) at March 31, 2021. The decrease is attributable to the net loss incurred during the three months ended September 30, 2021.

Net cash provided by operating activities was $6,000 during the six months ended September 30, 2021, compared to net cash used in operating activities of $44,000 in the six months ended September 30, 2020. The net cash from financing activities during the three months ended September 30, 2021 was a result of the payment of operating expenses.

Cash on hand at September 30, 2021 was $72,000, compared to $84,000 at September 30, 2020. The decrease in cash on hand was primarily the net result of the expenses incurred during the first six months of the fiscal year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended March 31, 2015)

3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for year ended March 31, 2015)

10.1	Subscription Agreement, dated as of April 26, 2021, by and between FCCC, Inc. and Huijun He (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 26, 2021)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from FCCC, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Date: November 15, 2021	By:	/s/ David He
David He
Chief Executive Officer and Vice President
(duly authorized officer)

Date: November 15, 2021	By:	/s/ David He
Chief Financial Officer
(principal financial officer)