Form 10-Q
period 2021-12-31
FCCC INC
filed 2022-02-15
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2021

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 001-08589

FCCC, INC.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St, #695 City of Industry, CA	91748
(Address of principal executive offices)	(Zip Code)

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

As of February 14, 2022, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	March 31,
	2021	2021
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$69	$66
Prepaid expense	-	4
Other Current Assets	1	-
Total current assets	70	70
TOTAL ASSETS	70	70

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$54	$4
Due to Related party	121	-
Convertible note payable	65	65
Accrued interest	4	2
Total current liabilities	244	71
TOTAL LIABILITIES	244	71

Stockholders’ deficit:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at December 31, 2021 and at March 31, 2021	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,370)	(9,197)
Total stockholders’ deficit	(174)	(1)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70	$70

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Operating Expenses:
Operating and administrative expenses	65	15	171	49
Total operating expense	65	15	171	49

Operating loss	(65)	(15)	(171)	(49)

Other income (expense):
Interest expense	1	1	2	1
Total other income (expense)	(1)	(1)	(2)	(1)

Loss before income taxes	(66)	(16)	(173)	(50)

Income tax expense	-	-	-	-

Net Loss	$(66)	(16)	(173)	(50)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average common shares outstanding
Basic / Diluted	3,461,022	3,461,022	3,461,022	3,461,022

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2021	2020

Cash Flows from Operating Activities

Net loss	$(173)	$(50)

Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	4	(3)
Increase in accrued interest	2	1
Increase (Decrease) in accounts payable and accrued expenses	49	(4)
Due to related party	121	-
Net cash provided by (used in) operating activities	3	(56)

Cash Flows from Financing Activities
Proceeds from convertible note payable	-	65
Net cash provided by financing activities	-	65

Net change in cash	3	9
Cash at the beginning of the period	66	63
Cash at the end of the period	$69	$72

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – 3 months Ended June 30, 2021	–	–	–	(46)	(46)

Balance as of June 30, 2021	3,461,022	$800	$8,396	$(9,243)	$(47)

Net Loss – 3 months Ended September 30, 2021	–	–	–	(61)	(61)

Balance as of September 30, 2021	3,461,022	$800	$8,396	$(9,304)	$(108)

Net Loss – 3 months Ended December 31, 2021	–	–	–	(66)	(66)

Balance as of December 31, 2021	3,461,022	$800	$8,396	$(9,370)	$(174)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of Year Ended March 31, 2020	3,461,022	$800	$8,396	$(9,135)	$61

Net Loss – 3 months Ended June 30, 2020	–	–	–	(21)	(21)

Balance as of June 30, 2020	3,461,022	$800	$8,396	$(9,156)	$40

Net Loss – 3 months Ended September 30, 2020	–	–	–	(13)	(13)

Balance, Sept 30, 2020	3,461,022	$800	$8,396	$(9,169)	$27

Net Loss – 3 months Ended December 31, 2020	–	–	–	(16)	(16)

Balance, December 31, 2020	3,461,022	$800	$8,396	$(9,185)	$11

See notes to unaudited condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2021

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

Articles of Domestication for FCCC, Inc. has been successfully processed by the Nevada Secretary of State on 01/24/2022

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

Since the beginning of the fiscal year ended March 31, 2021, David He advanced the amount of $121,000 that was used for company’s operating expenses. The note is interest free and due upon demand

NOTE 3 – EARNINGS PER SHARE

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and nine months ended December 31, 2021 and 2020:

Three Months Ended December 31:	2021	2020
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

Nine Months Ended December 31:	2021	2020
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

NOTE 4 – INDEBTEDNESS

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of December 31, 2021, the principal and interest due under the Note totaled $69,175.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 22,000,000 shares of Common stock, at no par value. At December 31, 2021 and March 31, 2021, there were 3,461,022 and 3,461,022shares issued and outstanding, respectively.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended December 31, 2021 was adjusted to Dues and Subscriptions at end of period. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $62,000 to $80,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the nine months ended December 31, 2021, the Company had a loss from operations of $171,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the quarter. During the nine months ended December 31, 2020, the loss from operations was $50,000. No taxes were paid in the quarters ended December 31, 2021 or 2020.

During the three months ended December 31, 2021, the Company had a loss from operations of $65,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the three-month period. During the three months ended December 31, 2020, the loss from operations was $16,000. Taxes paid in the three months ended December 31, 2021 and 2020 were $0 in both three-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit as of December 31, 2021, was $174,000, compared to $1,000 at March 31, 2021. The decrease is attributable to the net loss incurred during the three months ended December 31, 2021.

Net cash provided by operating activities was $3,000 during the nine months ended December 31, 2021, compared to net cash used in operating activities of $56,000 in the nine months ended December 31, 2020. The net cash from financing activities during the three months ended December 31, 2021 was a result of the payment of operating expenses.

Cash on hand at December 31, 2021 was $69,000, compared to $72,000 at December 31, 2020. The decrease in cash on hand was primarily the net result of the expenses incurred during the first nine months of the fiscal year.

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

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

101

The following materials from FCCC, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Date: February 14, 2022	By:	/s/ David He
David He
Chief Executive Officer and Vice President
(duly authorized officer)

Date: February 14, 2022	By:	/s/ David He
Chief Financial Officer
(principal financial officer)

