Form 10-K
period 2022-03-31
FCCC INC
filed 2022-07-15
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.

Commission file number 001-08589

FCCC, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St, #695 City of Industry, CA,	91748
(Address of principal executive offices)	(Zip Code)

(812) 933-8888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

The aggregate market value of the common stock held by non-affiliates as of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $574,912 based on the price at which the registrant’s common stock was last sold as of the same date.

As of July 15, 2022, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

ii

PART I

Item 1. Business.

General

FCCC, Inc. (OTCQB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 1650 West 106th Street, Carmel, Indiana, 46203, Telephone Number 317-441-4563. The Company is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2022.

The Company has had limited operations since June 30, 2003, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

Since June 2003, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $19,000 to $25,000 for the first quarter and thereafter of between $18,000 to $20,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return. At this time, the Company has no binding arrangements with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

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

Employees and Consultants

The Company currently has three executive officers. Fnu Oudom serves as Chairman and President. Huijun He serves as Chief Executive Officer, Vice President and Chief Financial Officer.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

On July 14, 2022, the closing price per share of our common stock, as reported on the OTCQB, was $1.80 As of the same date, our common stock was held by 517 shareholders of record.

The Company’s common stock is quoted on the OTCQB, administered by OTC Markets Group, LLC under the symbol “FCIC.” There is no “established trading market” for our shares of common stock and, despite eligibility for quotation, no assurance can be given that any market for our common stock will develop or be maintained.

The following are the low and high bid prices for the Company’s common stock during each quarter of the fiscal years ended March 31, 2022 and 2021 as quoted on the OTCQB. The information shown below was obtained from OTC Markets Group, LLC. All prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	Low	High

Fiscal Year ended March 31, 2022
First Quarter	$0.7550	$0.9500
Second Quarter	$1.6800	$1.6800
Third Quarter	$2.7900	$3.0000
Fourth Quarter	$2.7000	$2.7000

Fiscal Year ended March 31, 2021
First Quarter	$0.1580	$0.1660
Second Quarter	$0.1650	$0.2600
Third Quarter	$0.1850	$0.4500
Fourth Quarter	$0.3500	$0.5500

Transfer Agent

The transfer agent for the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal quarter ended March 31, 2022.

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

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $19,000 to $25,000 for the first quarter and thereafter of between $18,000 to $22,000 per quarter. The increase in first quarter expenses relates to a Company audit and tax return.

Results of Operations and Financial Condition

During the year ended March 31, 2022, the Company had a loss from operations of $183,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2021, the loss from operations was $62,000. The increase in the loss for the year ended March 31, 2022 is attributable to increases in legal, operating and administrative expenses.

Liquidity and Capital Resources

Stockholders’ equity (deficit) as of March 31, 2022 was ($184,000), as compared to ($1,000) at March 31, 2021. The decrease is attributable to the operating loss incurred in 2022.

The Company had cash on hand at March 31, 2022 of $25,000, as compared to $66,000 at March 31, 2021. The decrease in cash on hand is attributable to additional expenses.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any cash distributions or dividends in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its financial position or results of operations upon adoption.

Critical accounting policies and Estimates

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company adopted ASU No. 2018-13 effective on January 1, 2020 and it did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

4

Item 8. Financial Statements.

FCCC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FCCC, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FCCC, Inc. (the “Company”) as of March 31, 2022, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has generated no revenues to date, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical matters.

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2021

Diamond Bar, CA

July 15, 2022

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

We have served as the Company's auditor since 2015.

/s/ Somerset CPAs. P.C.

Indianapolis, Indiana

July 12, 2021

FCCC, INC.

BALANCE SHEETS

MARCH 31, 2022 AND 2021

(Dollars in thousands, except share data)

	March 31,
	2022	2021
ASSETS
Current assets:
Cash	$25	$66
Other Assets	-	4

Total current assets	25	70

TOTAL ASSETS	$25	$70

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$16	$4
Due to related party	123	-
Convertible note payable	65	65
Accrued interest	5	2
Current Liabilities	209	71

TOTAL LIABILITIES	209	71

Stockholders’ deficit:

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 and 3,461,022 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,380)	(9,197)
Total stockholders’ deficit	(184)	(1)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25	$70

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except share data)

	Year Ended March 31,
	2022	2021

Expenses:
Professional expenses	105	37
Operating and administrative expenses	75	23
Total Operating Expenses	180	60
Non-Operating Expenses:
Interest expense	3	2

Total expenses	183	62

Loss before provision for income taxes	(183)	(62)

Income tax provision	-	-

Net loss:	$(183)	$(62)

Basic and diluted loss per share:	$(0.05)	$(0.02)

Weighted average common shares outstanding:
Basic	3,461,022	3,461,022
Diluted	3,461,022	3,461,022

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2020	3,461,022	800	8,396	(9,135)	61

Net Loss – Year Ended March 31, 2021	–	-	-	(62)	(62)

Balance, March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – Year Ended March 31, 2022	–	-	-	(183)	(183)

Balance, March 31, 2022	3,461,022	$800	$8,396	$(9,380)	$(184)

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except share data)

	Year Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(183)	$(62)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4	-
Accounts payable	12	(2)
Due to Relate Party	123
Accrued interest	3	2
Net cash used in operating activities	(41)	(62)

Cash Flows from Investing Activities:
Proceeds from convertible note payable	-	65

Net increase (decrease) in cash	(41)	3
Cash, beginning of year	66	63
Cash, end of year	$25	$66

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for Interest	$-	$-

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

Concentration of Credit Risk:

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at such institution. At various times throughout the course of business, cash balances may exceed FDIC limits. At March 31, 2022 and 2021, the amount uninsured was $0.

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

Earnings (Loss) Per Common Share:

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

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2022	2021
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

Going Concern Consideration

As of March 31, 2022, the Company had cash $25,000, and working capital deficit as $184,000. In addition the Company operated a net loss of $183,000. The Company highly relied on the funding from the related parties to cover the operating expenses.

Management believes that, on March 31, 2022, the company has insufficient working capital to cover its short term operating needs. The Company has no revenue before the Business Combination. Its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as July 15, 2022 are not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company's ability to continue as a going concern one year from the date the financial statement is issued.

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments:

The Company follows FASB ASC 825 “Fair Value of Financial Instruments”, which requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (eligible assets and liabilities ) approximate their fair value because of the short maturity of these instruments.

NOTE 3 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2022 and 2021, the Company has available carryforward net operating losses of approximately $839,000 and $657,000 for federal, $989,000 and $807,000 for state income taxes, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of $45,345 and $8,485 during the year ended March 31, 2022 and 2021 was recorded to offset the deferred tax benefit of the Company’s tax loss for the year, respectively.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s deferred tax asset and valuation allowance as of March 31, 2022 and 2021 were as follows:

	March 31
	2022	2021
Net Operating Losses	$231,117	$185,772
Valuation Allowance	(231,117)	(185,772)

The Company’s provision for federal and state income taxes for the years ended March 31, 2022 and 2021 consisted of the following:

	March 31
	2022	2021
Current Tax Expense (Benefit)	$-	$-
Deferred Tax Expense (Benefit)	(45,345)	(8,485)
Increase (Decrease) in Valuation Allowance	45,345	8,485
Net tax provision	$-	$-

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2022 and 2021 as follows:

	March 31
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax effect	3.87%	5.93%
Valuation allowance	(24.87%)	(26.93%)
Effective tax rate	0.0%	0.0%

As of March 31, 2022 and 2021, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2022, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 4 – CONVERTIBLE NOTE PAYABLE:

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of March 31, 2022 and 2021 respectively, the principal and interest due under the Note totaled $70,000 and $67,000.

NOTE 5 – COMMON STOCK:

The Company’s capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2022 and 2021. There were no changes to the Company’s capital structure during the years ended March 31, 2022 and 2021.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of March 31, 2022 and 2021, the related party payable amounts to the Director David He are $123,000 and $0, respectively, in purpose for cover certain operating expenses for the Company.

NOTE 7 – SUBSEQUENT EVENTS:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, and concluded that such internal controls were effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (2013).

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

During the Company’s fourth fiscal quarter ended March 31, 2022, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Fnu Oudom	67	Chairman, President, Director
Huijun He	62	Chief Executive Officer, Vice President, Director
Mopohku Sompong	31	Director
Tsun-Cheng (Mark) Lin	63	Director

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

Communication to the Board of Directors

You may contact our Board of Directors or any director by mail addressed to the attention of our entire Board or the specific director identified by name or title, at FCCC, Inc., 17800 Castleton St, #695 City of Industry, CA . All communications will be submitted to our Board or the specified director on a periodic basis.

Item 11. Executive Compensation.

Executive Compensation

For each of the fiscal years ended March 31, 2022 and March 31, 2021 there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2022 and 2021.

Compensation of Directors

During the fiscal year ended March 31, 2022, directors who did not serve as officers of the Company were eligible to receive a fee of $100 for each Board of Directors meeting attended. All such board meetings were held telephonically. The following table identified all compensation received by members of the board of directors for that period.

Subsequent to the change in control on April 26, 2021, it was determined that current members of the Board of Directors will not receive compensation for their service, which determination is subject to reevaluation by the board from time to time.

Director Compensation for the Fiscal Year Ended March 31, 2022

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
David He	–	–	–	–	–

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Fnu Oudom	1,064,000	(2)	54.9%
Huijin He	1,822,110	(3)	41.0%
Mopohku Sompong	–		–
Tsun-Cheng Lin	–		–
All directors and current executive officers as a group (5 persons)	2,886,110		64.9%
Martin Cohen PS Plan	244,440	(4)	7.1%
27 E. 65th Street Suite 11A New York, NY 10021
Bernard Zimmerman and Company, Inc.	206,800	(5)	6.0%
597 Westport Avenue, Apt 239 B
Norwarlk, CT 06851

_____________________________________

*	Less than 1.0%.
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

(5)	Based solely on information provided in a Schedule 13D/A (Amendment No. 3) filed with the SEC on May 30, 2008. Mr. Martin Cohen is the trustee of principal of the Martin Cohen PS Plan.

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

Item 14. Principal Accountant Fees and Services.

TAAD has served as the Company’s independent public accountant since 2021.

The following table summarizes the aggregate fees billed by the Company’s independent registered public accounting firms TAAD and Somerset, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	Fiscal Year Ended
	March 31, 2022	March 31, 2021
Audit Fees(1)	$9,000	$13,500
Audit-Related Fees(2)
Tax Fees(3)		1,500
All Other Fees(4)
Total	$9,000	$15,000

_______________________________

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

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2022 and 2021

Statements of Operations for the fiscal years ended March 31, 2022 and 2021

Statements Changes in Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2022 and 2021

Statements of Cash Flows for the fiscal years ended March 31, 2022 and 2021

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2022.

FCCC, INC.

By:	/s/ Huijun He
Huijun He
Chief Executive Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 15, 2022.

Name	Title

/s/ Fnu Oudom	Chairman, President, Director
Fnu Oudom

/s/ Huijun He	Chief Executive Officer, Vice President, Director (principal executive officer)
Huijun He

/s/ Huijun He	Chief Financial Officer (principal financial and accounting officer)
Huijun He

/s/ Mopohku Sompong	Director
Mopohku Sompong

/s/ Tsun-Cheng Lin	Director
Tsun-Cheng Lin

