Form 10-Q
period 2022-06-30
FCCC INC
filed 2022-08-15
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2022

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

As of August 8, 2022, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	March 31,
	2022	2022
	(Unaudited)

ASSETS
Current Assets:

Cash and cash equivalents	$47	$25
Total current assets	47	25
TOTAL ASSETS	47	25

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$16	$16
Other liabilities:

Due to Related party – David He	$173	123

Convertible note payable	65	65
Accrued interest	6	5
Total Current Liabilities	260	209
TOTAL LIABILITIES	260	209

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at June 30, 2022 and at March 31, 2022	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,409)	(9,380)
Total stockholders’ equity	(213)	(184)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47	$25

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2022	2021

Expenses:
Operating and administrative expenses	28	28
Interest expense	1	0

Total expenses	29	28

Loss before income taxes	(29)	(28)
Income tax expense	-	-

Net Loss	$(29)	$(28)

Basic and diluted loss per share	$(0.003)	$(0.006)

Weighted average common shares outstanding

Basic and Diluted	3,461,022	3,461,022

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except share data)

	Three Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities

Net loss	$(29)	$(28)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in prepaid expenses	(-)	(-)
Increase in accrued interest	1	10

Net cash used in operating activities	(28)	(18)
Cash Flows from Financing Activities
Due to Related Party	50
Proceeds from convertible note payable	-	-

Net increase (decrease) in cash	22	(18)
Cash at the beginning of the period	25	66
Cash at the end of the period	$47	$48

See notes to condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of Year Ended March 31, 2020	3,461,022	800	8,396	(9,135)	61

Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – 3 months Ended June 30, 2021	–	-	-	(28)	(28)

Balance as of 3 months Ended June 30, 2021	3,461,022	$800	$8,396	$(9,225)	$(29)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of Year Ended March 31, 2020	3,461,022	800	8,396	(9,135)	61

Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – Year Ended March 31, 2022	–	-	-	(183)	(183)

Balance as of year ended March 31, 2022	3,461,022	$800	$8,396	$(9,380)	$(184)

Net Loss – Three months Ended June 30, 2022	–	-	-	(29)	(29)

Balance as of three months ended June 30, 2022	3,461,022	$800	$8,396	$(9,409)	$(213)

See notes to condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2022

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending March 31, 2023 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

As of June 30, 2022 and March 31, 2022, the related party payable amounts to the Director David He are $173,000 and $123,000, respectively, in purpose for cover certain operating expenses for the Company.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and three months ended June 30, 2022 and 2021:

Three Months Ended June 30:	2022	2021
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

NOTE 4 – INDEBTEDNESS

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of June 30, 2022, the principal and interest due under the Note totaled $71,000.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 22,000,000 shares of Common stock, at no par value. At June 30, 2022 and March 31, 2022, there were 3,461,022 and 3,461,022 shares issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended March 31, 2022. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance.. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $15,000 to $20,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2022, the Company had a loss from operations of $29,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the quarter. During the quarter ended June 30, 2020, the loss from operations was $28,000. No taxes were paid in the quarters ended June 30, 2022 or 2021.

During the three months ended June 30, 2022, the Company had a loss from operations of $29,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the three-month period. During the three months ended June 30, 2021, the loss from operations was $28,000. Taxes paid in the three months ended June 30, 2022 and 2021 were $0 in both three-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2022, was $(213,000), compared to ($184,000) at March 31, 2022. The decrease is attributable to the net loss incurred during the three months ended June 30, 2022.

Net cash used in operating activities was $28,000 during the three months ended June 30, 2022, compared to net cash used in operating activities of $18,000 in the three months ended June 30, 2021. Net cash provided in financing activities was $50,000 during the three months ended June 30, 2022, compare to the net cash provided in financing activities was $0 in the three months ended June 30, 2021.

Cash on hand at June 30, 2022 was $47,000, compared to $48,000 at June 30, 2021. The increase in cash on hand was primarily the net result of funds deposited by David He.

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

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

101

The following materials from FCCC, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Date: August 15, 2022	By:	/s/ David He
David He
Chief Executive Officer and Vice President
(duly authorized officer)

Date: August 15, 2022	By:	/s/ David He
David He
(principal financial officer)

