Form 10-Q/A
period 2022-06-30
FCCC INC
filed 2022-10-26
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

FCCC, Inc. (the “Company”) is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the three months ended June 30, 2022, originally filed with the Securities and Exchange Commission on August 15, 2022 (the “Original Filing”), to amend our consolidated financial statements.

The amendment was processed to correct typographical errors and formatting in the Balance Sheet, Income Statement and Cash Flow.

In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

No other changes have been made to the Original Filing. Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update, or restate the financial information in any item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	March 31,
	2022	2022
	(Unaudited)

ASSETS
Current Assets:

Cash	$47	$25
Total current assets	47	25
TOTAL ASSETS	47	25

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$16	$16
Due to Related party	173	123

Convertible note payable	65	65
Accrued interest	6	5
Current Liabilities	260	209
TOTAL LIABILITIES	260	209

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at June 30, 2022 and at March 31, 2022	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,409)	(9,380)
Total stockholders’ equity	(213)	(184)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47	$25

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2022	2021

Expenses:
Operating and administrative expenses	28	28
Total Operating Expenses	28	28

Non-Operating Expenses:
Interest expense	1	-

Total expenses	29	28

Loss before income taxes	(29)	(28)
Income tax expense	-	-

Net Loss	$(29)	$(28)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding

Basic and Diluted	3,461,022	3,461,022

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except share data)

	Three Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities

Net loss	$(29)	$(28)
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Increase in accrued interest	1	10

Net cash used in operating activities	(28)	(18)
Cash Flows from Financing Activities
Due to Related Party	50	-

Net increase (decrease) in cash	22	(18)
Cash at the beginning of the period	25	66
Cash at the end of the period	$47	$48

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for Interest	$-	$-

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – Three months Ended June 30, 2021	–	-	-	(28)	(28)

Balance as of Three months Ended June 30, 2021	3,461,022	$800	$8,396	$(9,225)	$(29)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of year ended March 31, 2022	3,461,022	$800	$8,396	$(9,380)	$(184)

Net Loss – Three months Ended June 30, 2022	–	-	-	(29)	(29)

Balance as of three months ended June 30, 2022	3,461,022	$800	$8,396	$(9,409)	$(213)

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended June 30, 2022, the Company had a loss from operations of $29,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the quarter. During the quarter ended June 30, 2021, the loss from operations was $28,000. No taxes were paid in the quarters ended June 30, 2022 or 2021.

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

FCCC, INC.

Date: October 25, 2022	By:	/s/ David He
David He
Chief Executive Officer and Vice President
(duly authorized officer)

Date: October 25, 2022	By:	/s/ David He
David He
(principal financial officer)

