Form 10-Q/A
period 2022-09-30
FCCC INC
filed 2022-11-30
CIK 730669

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

As of November 29, 2022, the registrant had 3,461,022 shares of common stock issued and outstanding.

Explanatory Note

FCCC, Inc. (the “Company”) is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the six months ended September 30, 2022, originally filed with the Securities and Exchange Commission on November 14, 2022 (the “Original Filing”), to amend our consolidated financial statements.

The amendment was processed to correct typographical errors and formatting in the Related Party Transactions, and Earnings Per Share.

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

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Common Stocks		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – Three months Ended June 30, 2021	–	-	-	(46)	(46)

Balance as of Three months Ended June 30, 2021	3,461,022	$800	$8,396	$(9,243)	$(47)

Net Loss – Three months Ended September 30, 2021	–	-	-	(61)	(61)

Balance as of Three months Ended September 30, 2021	3,461,022	$800	$8,396	$(9,304)	$(108)

	Common Stocks		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of year ended March 31, 2022	3,461,022	$800	$8,396	$(9,380)	$(184)

Net Loss – Three months Ended June 30, 2022	–	-	-	(29)	(29)

Balance as of three months ended June 30, 2022	3,461,022	$800	$8,396	$(9,409)	$(213)

Net Loss – Three months Ended September 30, 2022	–	-	-	(16)	(16)

Balance as of three months ended September 30, 2022	3,461,022	$800	$8,396	$(9,425)	$(229)

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

As of September 30, 2021, the Company had outstanding convertible notes which represent 297,242 shares of common stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

As of March 31, 2022, the Company had outstanding convertible notes which represent 304,288 shares of common stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

As of September 30, 2022, the Company had outstanding convertible notes which represent 311,295 shares of common stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

Basic and diluted loss per common share was calculated using the following number of shares for the three and six months ended September 30, 2022 and 2021:

Three and Six Months Ended September 30:	2022	2021
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

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

FCCC, INC.

Date: November 30, 2022	By:	/s/ David He
David He
Chief Executive Officer and Vice President
(duly authorized officer)

Date: November 30, 2022	By:	/s/ David He
David He
(Principal Financial Officer)

