Form 10-Q
period 2022-12-31
FCCC INC
filed 2023-02-10
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2022

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

As of February 7, 2023, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

FCCC, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	March 31,
	2022	2022
	(Unaudited)

ASSETS
Current Assets:

Cash and cash equivalents	$150	$25
Total current assets	150	25
TOTAL ASSETS	150	25

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$17	$16
Due to Related party	173	123
Other Loans	135
Convertible note payable	65	65
Accrued interest	7	5
Total Current Liabilities	398	209

TOTAL LIABILITIES	398	209

Stockholders’ equity:
Common stock, no par value, 22,000,000 shares authorized, 3,461,022 issued and outstanding at December 31, 2022 and at March 31, 2022	800	800
Additional paid-in capital	8,396	8,396
Accumulated deficit	(9,444)	(9,380)
Total stockholders’ deficit	(248)	(184)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$150	$25

See notes to unaudited condensed financial statements

FCCC, INC.

 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Expenses:
Operating and administrative expenses	18	62	62	161
Total Operating Expenses	18	62	62	161

Non-Operating Expenses:
Interest expense	1	1	2	2

Total expenses	19	63	64	163

Loss before income taxes	(19)	(63)	(64)	(163)
Income tax expense	-		-	-

Net Loss	$(19)	(63)	$(64)	$(163)

Basic and diluted loss per share	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding

Basic and Diluted	3,461,022	3,461,022	3,461,022	3,461,022

See notes to unaudited condensed financial statements

FCCC, INC.

 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2022	2021

Cash Flows from Operating Activities

Net loss	$(64)	$(163)

Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Decrease (Increase) in prepaid expenses	-	4
Increase (Decrease) in accounts payable and accrued expenses	3	48
Net cash used in operating activities	(61)	(111)

Cash Flows from Financing Activities
Other Loans	135
Due to related party	50	95
Total Cash Flows from Financing Activities	185	(16)

Net increase (decrease) in cash	125	(16)
Cash at the beginning of the period	25	66
Cash at the end of the period	$150	$50

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for Interest	$-	$-

See notes to unaudited condensed financial statements

FCCC, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Common Stocks		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of Year Ended March 31, 2021	3,461,022	$800	$8,396	$(9,197)	$(1)

Net Loss – Three months Ended June 30, 2021	–	-	-	(46)	(46)

Balance as of Three months Ended June 30, 2021	3,461,022	$800	$8,396	$(9,243)	$(47)

Net Loss – Three months Ended September 30, 2021	–	-	-	(61)	(61)

Balance as of Three months Ended September 30, 2021	3,461,022	$800	$8,396	$(9,304)	$(108)
Net Loss – Three months Ended December 31, 2021	-	-	-	(63)	(63)
Balance as of three months ended December 31, 2021	3,461,022	800	8,396	(9,370)	(174)

	Common Stocks		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of year ended March 31, 2022	3,461,022	$800	$8,396	$(9,380)	$(184)

Net Loss – Three months Ended June 30, 2022	–	-	-	(29)	(29)

Balance as of three months ended June 30, 2022	3,461,022	$800	$8,396	$(9,409)	$(213)

Net Loss – Three months Ended September 30, 2022	–	-	-	(16)	(16)

Balance as of three months ended September 30, 2022	3,461,022	$800	$8,396	$(9,425)	$(229)
Net Loss – Three months Ended December 31, 2022				(19)	(19)
Balance as of three months ended December 31, 2022	3,461,022	$800	$8,396	$(9,444)	$(248)

See notes to unaudited condensed financial statements

FCCC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2022

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

NOTE 2 – RELATED PARTY TRANSACTIONS

As of December 31, 2022, and March 31, 2022, the related party payable amounts to the Director David He are approximately $173,452 and $123,000, respectively, in purpose for cover certain operating expenses for the Company.

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

As of December 31, 2021, the Company had outstanding convertible notes which represent 297,242 shares of common stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

As of March 31, 2022, the Company had outstanding convertible notes which represent 304,288 shares of common stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

As of December 31, 2022, the Company had outstanding convertible notes which represent 311,295 shares of common stock. These shares of common stock were excluded from the computation of diluted earnings per share since their effect would have been antidilutive.

Basic and diluted loss per common share was calculated using the following number of shares for the three and Nine months ended December 31, 2022, and 2021:

Three and Nine Months Ended December 31:	2022	2021
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

NOTE 4 – INDEBTEDNESS

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of December 31, 2022, the principal and interest due under the Note totaled approximately $72,000.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 22,000,000 shares of Common stock, at no par value. At December 31, 2022 and March 31, 2022, there were 3,461,022 and 3,461,022 shares issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

After the end date of this reporting period, the Company entered negotiations to acquire a general management and consulting company located in Los Angeles, California. In the coming quarter, Company will file amended and supplementary filings disclosing the transaction’s negotiations and closing events, and the Company plans to no longer continue filing under shell status.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended December 31, 2022, the Company had a loss from operations of approximately $19,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the quarter. During the quarter ended December 31, 2021, the loss from operations was approximately $66,000. No taxes were paid in the quarters ended December 31, 2022 or 2021.

During the nine months ended December 31, 2022, the Company had a loss from operations of approximately $64,000. The loss is attributable to the operational, administrative, auditing, tax return preparation, legal and interest expenses incurred during the three-month period. During the three months ended December 31, 2021, the loss from operations was approximately $173,000. No taxes were paid in the nine months ended December 31, 2022 and 2021 were $0 in both nine-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ deficit as of December 31, 2022, was approximately $248,000, compared to $184,000 at March 31, 2022. The decrease is attributable to the net loss incurred during the nine months ended December 31, 2022.

Net cash used in operating activities was approximately $61,000 during the nine months ended December 31, 2022, compared to net cash used in operating activities of approximately $118,000 in the nine months ended December 31, 2021. The net cash from financing activities during the three months ended December 31, 2022 was a result of the payment of operating expenses.

Cash on hand at December 31, 2022 was approximately $150,000, compared to approximately $25,000 at March 31, 2022. The increase in cash on hand was primarily the net result of funds deposited by David He.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

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

101

The following materials from FCCC, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCCC, INC.

Date: February 7, 2023	By:	/s/ David He
David He
Chief Executive Officer and Vice President
(duly authorized officer)

Date: February 7, 2023	By:	/s/ David He
David He
(Principal Financial Officer)

