Form 10-K
period 2023-03-31
FCCC INC
filed 2023-07-21
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.

Commission file number 001-08589

FCCC, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall St, Floor 60, New York City, NY	10005
(Address of principal executive offices)	(Zip Code)

(812) 933-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

The aggregate market value of the common stock held by non-affiliates as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $574,912 based on the price at which the registrant’s common stock was last sold as of the same date.

As of July 14, 2023, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

ii

PART I

Item 1. Business.

General

FCCC, Inc. (OTCQB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 40 Wall St, Floor 60, New York City, NY 10005, Telephone Number (812) 933-8888. The Company is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2023.

The Company has had limited operations since June 30, 2003; however, has merged in Amerihe Corporation and is no longer a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

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

3

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

The company has recently merged in Amerihe Corporation and is no longer considered a shell company.

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

Employees and Consultants

The Company currently has three executive officers. Fnu Oudom serves as Chairman and President. Huijun He serves as Chief Executive Officer, Vice Presdient and Chief Financial Officer.

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

4

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

On July 13, 2022, the closing price per share of our common stock, as reported on the OTCQB, was $0.315 As of the same date, our common stock was held by 517 shareholders of record.

The Company’s common stock is quoted on the OTCQB, administered by OTC Markets Group, LLC under the symbol “FCIC.” There is no “established trading market” for our shares of common stock and, despite eligibility for quotation, no assurance can be given that any market for our common stock will develop or be maintained.

The following are the low and high bid prices for the Company’s common stock during each quarter of the fiscal years ended March 31, 2023 and 2022 as quoted on the OTCQB. The information shown below was obtained from OTC Markets Group, LLC. All prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	Low	High

Fiscal Year ended March 31, 2023
First Quarter	$1.8000	$1.8000
Second Quarter	$1.9800	$1.3000
Third Quarter	$0.6600	$0.6600
Fourth Quarter	$0.5400	$0.5400

Fiscal Year ended March 31, 2022
First Quarter	$0.7550	$0.9500
Second Quarter	$1.6800	$1.6800
Third Quarter	$2.7900	$3.0000
Fourth Quarter	$2.7000	$2.7000

Transfer Agent

The transfer agent for the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal quarter ended March 31, 2023.

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

5

Results of Operations and Financial Condition

During the year ended March 31, 2023, the Company had a loss from operations of $126,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2022, the loss from operations was $183,000. The decrease in the loss for the year ended March 31, 2023 is attributable to decreases in legal, operating and administrative expenses.

Liquidity and Capital Resources

Stockholders’ equity (deficit) as of March 31, 2023 was ($308,000), as compared to ($184,000) at March 31, 2022. The decrease is attributable to the operating loss incurred in 2022.

The Company had cash on hand at March 31, 2023 of $112,000, as compared to $25,000 at March 31, 2022. The increase in cash on hand is attributable to loans due to related parties.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements..

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

6

Item 8. Financial Statements.

FCCC, INC.

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FCCC, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FCCC, Inc. (the “Company”) as of March 31, 2023, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

OLAYINKA OYEBOLA & CO

We have served as the Company’s auditor since 2022.

Lagos, Nigeria

July 13, 2023

FCCC, INC.

BALANCE SHEETS

MARCH 31, 2023, AND 2022

(Dollars in thousands, except share data)

	March 31,
	2023	2022
ASSETS
Current assets:
Cash	$112	$25
Other Assets	25	-

Total current assets	137	25

TOTAL ASSETS	$137	$25

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$17	$16
Due to related party	221	123
Convertible note payable	65	65
Loan from Public Company	135	-
Accrued interest	7	5
Current Liabilities	445	209

TOTAL LIABILITIES	445	209

Stockholders’ deficit:

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 and 3,461,022 shares issued and outstanding at March 31, 2023 and March 31, 2022, respectively	800	800
Additional paid-in capital	8,398	8,396
Accumulated deficit	(9,506)	(9,380)
Total stockholders’ deficit	(308)	(184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$137	$25

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except share data)

	Year Ended March 31,
	2023	2022

Expenses:
Professional expenses	91	105
Operating and administrative expenses	33	75
Total Operating Expenses	124	180
Non-Operating Expenses:
Interest expense	2	3

Total expenses	126	183

Loss before provision for income taxes	(126)	(183)

Income tax provision	-	-

Net loss:	$(126)	$(183)

Basic and diluted loss per share:	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	3,461,022	3,461,022
Diluted	3,461,022	3,461,022

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2023, AND 2022

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2021	3,461,022	800	8,396	(9,197)	(1)

Net Loss – Year Ended March 31, 2022	–	-	-	(183)	(183)

Balance, March 31, 2022	3,461,022	$800	$8,396	$(9,380)	$(184)

Net Loss – Year Ended March 31, 2023	–	-	2	(126)	(126)

Balance, March 31, 2023	3,461,022	$800	$8,398	$(9,506)	$(308)

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023, AND 2022

(Dollars in thousands, except share data)

	Year Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(126)	$(183)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(25)	4
Accounts payable	1	12
Due to Relate Party	98	123
Accrued interest	2	3
Net cash used in operating activities	(50)	(41)

Cash Flows from Investing Activities:
Proceeds from loan from public company	135	-
	135
Cash Flows from Financing Activities:
Additional paid in capital	2	-
	2	-
Net increase (decrease) in cash	87	(41)
Cash, beginning of year	25	66
Cash, end of year	$112	$25

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for Interest	$-	$-

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

Concentration of Credit Risk:

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at such institution. At various times throughout the course of business, cash balances may exceed FDIC limits. At March 31, 2023 and 2022, the amount uninsured was $0.

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

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2023	2022
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

Going Concern Consideration

As of March 31, 2023, the Company had cash $112,000, and working capital deficit as $308,000. In addition, the Company operated a net loss of $126,000. The Company highly relied on the funding from the related parties to cover the operating expenses. Management believes that, on March 31, 2023, the company has insufficient working capital to cover its short-term operating needs. The Company has no revenue before the Business Combination. These factors raise substantial doubt about the Company's ability to continue as a going concern one year from the date the financial statement is issued.

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

NOTE 3 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2023 and 2022, the Company has available carryforward net operating losses of approximately $965,000 and $839,000 for federal, $989,000 and $807,000 for state income taxes, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of $26,460 and $45,345 during the year ended March 31, 2023 and 2022 was recorded to offset the deferred tax benefit of the Company’s tax loss for the year, respectively.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s deferred tax asset and valuation allowance as of March 31, 2023 and 2022 were as follows:

	March 31
	2023	2022
Net Operating Losses	$257,577	$231,117
Valuation Allowance	(257,577)	(231,117)

The Company’s provision for federal and state income taxes for the years ended March 31, 2023 and 2022 consisted of the following:

	March 31
	2023	2022
Current Tax Expense (Benefit)	$-	$-
Deferred Tax Expense (Benefit)	(26,460)	(45,345)
Increase (Decrease) in Valuation Allowance	26,460	45,345
Net tax provision	$-	$-

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2023, and 2022 as follows:

	March 31
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax effect	3.87%	3.87%
Valuation allowance	(24.87%)	(24.87%)
Effective tax rate	0.0%	0.0%

As of March 31, 2023 and 2022, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2023, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 4 – CONVERTIBLE NOTE PAYABLE:

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note to into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of March 31, 2023 and 2022 respectively, the principal and interest due under the Note totaled $72,000 and $70,000.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK:

The Company’s capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2023 and 2022. There were no changes to the Company’s capital structure during the years ended March 31, 2023 and 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of March 31, 2023 and 2022, the related party payable amounts to the Director David He are $221,000 and $123,000, respectively, in purpose for cover certain operating expenses for the Company.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, and concluded that such internal controls were effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (2013).

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

During the Company’s fourth fiscal quarter ended March 31, 2023, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Fnu Oudom	68	Chairman, President, Director
Huijun He	63	Chief Executive Officer, Vice President, Director
Mopohku Sompong	32	Director
Tsun-Cheng (Mark) Lin	64	Director

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

Communication to the Board of Directors

You may contact our Board of Directors or any director by mail addressed to the attention of our entire Board or the specific director identified by name or title, at FCCC, Inc., 17800 Castleton St, #695 City of Industry, CA. All communications will be submitted to our Board or the specified director on a periodic basis.

Item 11. Executive Compensation.

Executive Compensation

For each of the fiscal years ended March 31, 2023 and March 31, 2022 there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2023 and 2022.

Compensation of Directors

During the fiscal year ended March 31, 2023, directors who did not serve as officers of the Company were eligible to receive a fee of $100 for each Board of Directors meeting attended. All such board meetings were held telephonically. The following table identifeid all compensation received by members of the board of directors for that period.

Subsequent to the change in control on April 26, 2021, it was determined that current members of the Board of Directors will not receive compensation for their service, which determination is subject to reevaluation by the board from time to time.

Director Compensation for the Fiscal Year Ended March 31, 2023

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
David He	–	–	–	–	–

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of July 8, 2021, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of the Company as a group. Unless otherwise indicated below, the mailing address for each such beneficial owner is 17800 Castleton St, #695 City of Industry, CA.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Fnu Oudom	1,064,000	(2)	54.9%
Huijin He	1,822,110	(3)	41.0%
Mopohku Sompong	–		–
Tsun-Cheng Lin	–		–
All directors and current executive officers as a group (5 persons)	2,886,110		64.9%
Martin Cohen PS Plan 27 E. 65th Street Suite 11A New York, NY 10021	244,440	(4)	7.1%
Bernard Zimmerman and Company, Inc. 597 Westport Avenue, Apt 239 B Norwarlk, CT 06851	206,800	(5)	6.0%

 __________________________________

*	Less than 1.0%.
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

Olayinka Oyebola and Co has served as the Company’s independent public accountant since 2022.

The following table summarizes the aggregate fees billed by the Company’s independent registered public accounting firm Somerset, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	Fiscal Year Ended
	March 31, 2023	March 31, 2022
Audit Fees(1)	$7,000	$9,000
Audit-Related Fees(2)
Tax Fees(3)
All Other Fees(4)
Total	$7,000	$9,000

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

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2023 and 2022

Statements of Operations for the fiscal years ended March 31, 2023 and 2022

Statements Changes in Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2023 and 2022

Statements of Cash Flows for the fiscal years ended March 31, 2023 and 2022

Notes to the Financial Statements
	2.	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits:

Exhibit Number	Description	Method of Filing
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for fiscal year ended March 31, 2015
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Incorporated by reference to Exhibit 3.2 annual report on Form 10-K for fiscal year ended March 31, 2015
4.1	Description of Capital Stock of Registrant	Incorporated by reference to Exhibit 4.1 annual report on Form 10-K for fiscal year ended March 31, 2019
10.1	Note Purchase Agreement, by and between FCCC, Inc. and Frederick Farrar, dated September 21, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2020
10.2	Convertible Promissory Note of FCCC, Inc. in favor of Frederick Farrar, dated September 21, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 23, 2020
10.3	Subscription Agreement, dated as of April 26, 2021, by and between FCCC, Inc. and Huijun He.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 26, 2021
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2023.

FCCC, INC.

By:	/s/ Huijun He
Huijun He
Chief Executive Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 20, 2023.

Name	Title

/s/ Fnu Oudom	Chairman, President, Director
Fnu Oudom

/s/ Huijun He	Chief Executive Officer, Vice President, Director (principal executive officer)
Huijun He

/s/ Huijun He	Chief Financial Officer (principal financial and accounting officer)
Huijun He

/s/ Mopohku Sompong	Director
Mopohku Sompong

/s/ Tsun-Cheng Lin	Director
Tsun-Cheng Lin

