Form 10-K/A
period 2023-03-31
FCCC INC
filed 2023-08-21
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDED

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

Amended filing is to correct the shell status that was incorrectly marked in the original filing.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 21, 2023.

FCCC, INC.

By:	/s/ Huijun He
Huijun He
Chief Executive Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 21, 2023.

Name	Title

/s/ Fnu Oudom	Chairman, President, Director
Fnu Oudom

/s/ Huijun He	Chief Executive Officer, Vice President, Director (principal executive officer)
Huijun He

/s/ Huijun He	Chief Financial Officer (principal financial and accounting officer)
Huijun He

/s/ Mopohku Sompong	Director
Mopohku Sompong

/s/ Tsun-Cheng Lin	Director
Tsun-Cheng Lin

