Form 10-K
period 2024-03-31
FCCC INC
filed 2024-06-28
CIK 730669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________.

Commission file number 001-08589

FCCC, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	06-0759497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St, Suite 695 City Of Industry, CA	91748
(Address of principal executive offices)	(Zip Code)

Tel:917-624-8888

(Registrant’s telephone number, including area code)

(email) he@amerihe.com

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐       No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐       No ☒

The aggregate market value of the common stock held by non-affiliates as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $574,912 based on the price at which the registrant’s common stock was last sold as of the same date.

As of June 14, 2024, the registrant had 3,461,022 shares of common stock issued and outstanding.

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

ii

PART I

Item 1. Business.

General

FCCC, Inc. (OTCQB “FCIC”) was incorporated under the laws of the State of Connecticut on May 6, 1960 under the name The First Connecticut Small Business Investment Company. The Company changed its name to The First Connecticut Capital Corporation on January 27, 1993, and then to FCCC, Inc. on June 4, 2003. The Company maintains its principal executive offices at 40 Wall St, Floor 60, New York City, NY 10005, Telephone Number (812) 933-8888. The Company is authorized to issue 22,000,000 shares of common stock, no par value. The Company had 3,461,022 shares of common stock issued and outstanding at March 31, 2024.

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

Item 1C. Cybersecurity

None

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

The following are the low and high bid prices for the Company’s common stock during each quarter of the fiscal years ended March 31, 2024 and 2023 as quoted on the OTCQB. The information shown below was obtained from OTC Markets Group, LLC. All prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	Low	High

Fiscal Year ended March 31, 2024
First Quarter	$1.1231	$1.7410
Second Quarter	$0.7028	$1.5220
Third Quarter	$0.5500	$0.6356
Fourth Quarter	$0.3599	$0.4991

Fiscal Year ended March 31, 2023
First Quarter	$1.8000	$1.8000
Second Quarter	$1.9800	$1.3000
Third Quarter	$0.6600	$0.6600
Fourth Quarter	$0.5400	$0.5400

Transfer Agent

The transfer agent for the Company’s common stock is Computershare.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal year ended March 31, 2024.

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

Results of Operations and Financial Condition

During the year ended March 31, 2024, the Company had a loss from operations of $342,000. The loss is attributable to the operating, administrative and legal expenses incurred during the year. During the year ended March 31, 2022, the loss from operations was $126,000. The decrease in the loss for the year ended March 31, 2023 is attributable to decreases in legal, operating and administrative expenses.

Liquidity and Capital Resources

Stockholders’ equity (deficit) as of March 31, 2024 was ($650,000), as compared to ($308,000) at March 31, 2023. The increase is attributable to the operating loss incurred in 2024.

The Company had cash on hand at March 31, 2024 of $24,000, as compared to $112,000 at March 31, 2023. The increase in cash on hand is attributable to loans due to related parties.

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

Item 8. Financial Statements.

FCCC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FCCC, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FCCC, Inc. (the “Company”) as of March 31, 2024 and 2023, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for each of the two years ended, in conformity with accounting principles generally accepted in the United States of America

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company suffered an accumulated deficit of $9,848,000  and negative working capital deficit of $650,324. These factors raised substantial doubts about the company’s ability to continue as a going concern.

Management plans with regards to these matters are also described in Note 1 to the financial statement. These financial statement do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Olayinka Oyebola

OLAYINKA OYEBOLA & CO

We have served as the Company’s auditor since 2022.

Lagos, Nigeria

June 24th, 2024

FCCC, INC.

BALANCE SHEETS

MARCH 31, 2024, AND 2023

(Dollars in thousands, except share data)

	March 31,
	2024	2023
ASSETS
Current assets:
Cash	$24	$112
Other Assets	29	25

Total current assets	53	137

TOTAL ASSETS	$53	$137

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$17	$17
Due to related party	455	221
Convertible note payable	65	65
Loan from Public Company	155	135
Accrued interest	11	7
Current Liabilities	703	445

TOTAL LIABILITIES	702	445

Stockholders’ deficit:

Common stock, no par value, 22,000,000 shares authorized, 3,461,022 and 3,461,022 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	800	800
Additional paid-in capital	8,398	8,398
Accumulated deficit	(9,848)	(9,506)
Total stockholders’ deficit	(650)	(308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53	$137

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2024, AND 2023

(Dollars in thousands, except share data)

	Year Ended March 31,
	2024	2023
Income
Sales	100

Expenses:
Professional expenses	81	91
Operating and administrative expenses	357	33
Total Operating Expenses	438	124
Non-Operating Expenses:
Interest expense	4	2

Total expenses	442	126

Loss before provision for income taxes	(442)	(126)

Income tax provision	-	-

Net loss:	$(342)	$(126)

Basic and diluted loss per share:	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic	3,461,022	3,461,022
Diluted	3,461,022	3,461,022

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2024, AND 2023

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2021	3,461,022	800	8,396	(9,197)	(1)

Net Loss – Year Ended March 31, 2022	–	-	-	(183)	(183)

Balance, March 31, 2022	3,461,022	$800	$8,396	$(9,380)	$(184)

Net Loss – Year Ended March 31, 2023	–	-	2	(126)	(126)

Balance, March 31, 2023	3,461,022	$800	$8,398	$(9,506)	$(308)

Net Loss – Year Ended March 31, 2024	–	-	-	(342)	(342)

Balance, March 31, 2024	3,461,022	$800	$8,398	$(9,848)	$(650)

The accompanying notes are an integral part of the financial statements.

FCCC, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024, AND 2023

(Dollars in thousands, except share data)

	Year Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(342)	$(126)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(25)
Accounts payable	(1)	1
Due to Relate Party	231	98
Accrued interest	4	2
Net cash used in operating activities	(108)	(50)

Cash Flows from Investing Activities:
Proceeds from loan from public company	20	135
	20	135
Cash Flows from Financing Activities:
Additional paid in capital	-	2
	-	2
Net increase (decrease) in cash	(88)	87
Cash, beginning of year	112	25
Cash, end of year	$24	$112
SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for Interest	$-	$-

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

Concentration of Credit Risk:

The Company maintains cash balances at a financial institution. Accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at such institution. At various times throughout the course of business, cash balances may exceed FDIC limits. At March 31, 2024 and 2023, the amount uninsured was $0.

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

Basic and diluted loss per common share was calculated using the following number of shares:

	March 31,
	2024	2023
Weighted average number of common shares outstanding - Basic	3,461,022	3,461,022
Weighted average number of common shares outstanding - Diluted	3,461,022	3,461,022

Going Concern Consideration

As of March 31, 2024, the Company had cash $24,000, and working capital deficit as $112,000. In addition, the Company operated a net loss of $342,000. The Company highly relied on the funding from the related parties to cover the operating expenses. Management believes that, on March 31, 2024, the company has insufficient working capital to cover its short-term operating needs. The Company has no revenue before the Business Combination. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

Management will continue to fund any deficiencies from sales to continue the operation of the company.

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - FINANCIAL INSTRUMENTS:

Fair Value of Financial Instruments:

The Company follows FASB ASC 825 “Fair Value of Financial Instruments”, which requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (eligible assets and liabilities) approximate their fair value because of the short maturity of these instruments.

NOTE 3 - INCOME TAXES:

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At March 31, 2024 and 2023, the Company has available carryforward net operating losses of approximately $1,136,000 and $965,000 for federal, $1,160,000 and $989,000 for state income taxes, respectively. No tax benefit has been reported in the financial statements, because the Company believes there is a 50.00% or greater chance the carry-forwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of $171,000 and $26,460 during the year ended March 31, 2024 and 2023 was recorded to offset the deferred tax benefit of the Company’s tax loss for the year, respectively.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s deferred tax asset and valuation allowance as of March 31, 2024 and 2023 were as follows:

	March 31
	2024	2023
Net Operating Losses	$349,925	$257,577
Valuation Allowance	(349,925)	(257,577)

The Company’s provision for federal and state income taxes for the years ended March 31, 2024 and 2023 consisted of the following:

	March 31
	2024	2023
Current Tax Expense (Benefit)	$-	$-
Deferred Tax Expense (Benefit)	(92,348)	(26,460)
Increase (Decrease) in Valuation Allowance	92,348	26,460
Net tax provision	$-	$-

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended March 31, 2024, and 2023 as follows:

	March 31
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax, net of federal tax effect	3.87%	3.87%
Valuation allowance	(24.87)%	(24.87)%
Effective tax rate	0.0%	0.0%

As of March 31, 2024, and 2023, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of March 31, 2024, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 4 – CONVERTIBLE NOTE PAYABLE:

On September 21, 2020, the Company entered into a Note Purchase Agreement, pursuant to which the Company issued and sold to Frederick L. Farrar, a former executive officer, director and significant stockholder of the Company, a Convertible Promissory Note in the principal amount of $65,000 (the “Note”) in exchange for a loan of the same amount. The Note accrues interest at 5.0% per annum and is scheduled to mature and become payable on October 31, 2022. The Company’s payment obligations under the Note are unsecured and the Company can prepay the amount due in whole or in part at any time without penalty or premium. The holder of the Note has the option, on or prior to maturity, to convert all (but not less than all) of the amount due under the Note into shares of the Company’s common stock at a conversion price of $0.23 per share. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes. As of March 31, 2024, and 2023 respectively, the principal and interest due under the Note totaled $76,000 and $72,000.

FCCC, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – COMMON STOCK:

The Company’s capital structure consists of 22,000,000 shares of authorized common stock with no par value and 3,461,022 shares were issued and outstanding at both March 31, 2024 and 2023. There were no changes to the Company’s capital structure during the years ended March 31, 2024, and 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of March 31, 2024, and 2023, the related party payable amounts to the Director David He are $455,000 and $221,000, respectively, in purpose for cover certain operating expenses for the Company.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, and concluded that such internal controls were effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (2013).

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

During the Company’s fourth fiscal quarter ended March 31, 2024, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Fnu Oudom	69	Chairman, President, Director
Huijun He	64	Chief Executive Officer, Vice President, Director
Mopohku Sompong	33	Director
Tsun-Cheng (Mark) Lin	65	Director
Caren Currier	60	Chief Financial Officer

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

Item 11. Executive Compensation.

Executive Compensation

For each of the fiscal years ended March 31, 2024 and March 31, 2023 there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended March 31, 2024 and 2023.

Compensation of Directors

During the fiscal year ended March 31, 2024, directors who did not serve as officers of the Company were eligible to receive a fee of $100 for each Board of Directors meeting attended. All such board meetings were held telephonically. The following table identified all compensation received by members of the board of directors for that period.

Subsequent to the change in control on April 26, 2021, it was determined that current members of the Board of Directors will not receive compensation for their service, which determination is subject to reevaluation by the board from time to time.

Director Compensation for the Fiscal Year Ended March 31, 2024

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
American Public Investment, Co. (Fnu Oudom) – 70%	1,064,000	(2)	54.9%
American Public Investment, Co. (Huijin He) – 30%	1,822,110	(3)	41.0%
Mopohku Sompong	–		–
Tsun-Cheng Lin	–		–
All directors and current executive officers as a group (5 persons)	2,886,110		64.9%
Martin Cohen PS Plan 27 E. 65th Street Suite 11A New York, NY 10021	244,440	(4)	7.1%
Bernard Zimmerman and Company, Inc. 597 Westport Avenue, Apt 239 B Norwarlk, CT 06851	206,800	(5)	6.0%

 __________________________________

*	Less than 1.0%.
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

	Fiscal Year Ended
	March 31, 2024	March 31, 2023
Audit Fees(1)	$4,300	$7,000
Audit-Related Fees(2)
Tax Fees(3)
All Other Fees(4)
Total	$4,300	$7,000

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

Report of Independent Registered Public Accounting Firms

Balance Sheets as of March 31, 2024 and 2023

Statements of Operations for the fiscal years ended March 31, 2024 and 2023

Statements Changes in Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2024 and 2023

Statements of Cash Flows for the fiscal years ended March 31, 2024 and 2023

Notes to the Financial Statements
	2.	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits:

Exhibit Number	Description	Method of Filing
3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004	Incorporated by reference to Exhibit 3.1 to annual report on Form 10-K for fiscal year ended March 31, 2015
3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007	Incorporated by reference to Exhibit 3.2 annual report on Form 10-K for fiscal year ended March 31, 2015
4.1	Description of Capital Stock of Registrant	Incorporated by reference to Exhibit 4.1 annual report on Form 10-K for fiscal year ended March 31, 2019
10.1	Note Purchase Agreement, by and between FCCC, Inc. and Frederick Farrar, dated September 21, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2020
10.2	Convertible Promissory Note of FCCC, Inc. in favor of Frederick Farrar, dated September 21, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 23, 2020
10.3	Subscription Agreement, dated as of April 26, 2021, by and between FCCC, Inc. and Huijun He.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 26, 2021
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2024.

FCCC, INC.

By:	/s/ Huijun He
Huijun He
Chief Executive Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 2024.

Name	Title

/s/ Fnu Oudom	Chairman, President, Director
Fnu Oudom

/s/ Huijun He	Chief Executive Officer, Vice President, Director (principal executive officer)
Huijun He

/s/ Caren Currier	Chief Financial Officer (principal financial and accounting officer)
Caren Currier

/s/ Mopohku Sompong	Director
Mopohku Sompong

/s/ Tsun-Cheng Lin	Director
Tsun-Cheng Lin

